Form 10-Q
period 1995-03-31
LEASTEC INCOME FUND III
filed 1995-05-10
CIK 773911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                                       .

     For Quarter Ended March 31, 1995      Commission file number 2-99435.

           Leastec Income Fund III, A California Limited Partnership
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                   68-0066209
         ----------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer Identifi-
incorporation or organization)                      cation Number)

        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (510) 938-3443

    _______________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                       No            __
                      -

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS: N/A

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes              ___                No               ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1. Financial Information
                         -----------------------------
                                    Item I
                                    ------

                            LEASTEC INCOME FUND III
                       A CALIFORNIA LIMITED PARTNERSHIP

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                    March 31          December 31
                                                    --------          -----------
                                                      1995                1994
                                                      ----                ----
ASSETS:

Cash                                                $  486,465        $  645,072
Accounts receivable                                     80,935            49,871
Net investment in direct financing leases            1,943,891         2,300,767
Equipment on operating leases, net of
  accumulated depreciation of $1,816,712
   in 1995 and $2,169,621 in 1994                          -0-               -0-
Equipment held for sale or lease, net of
  accumulated depreciation of $33,106 in
   1995 and $0 in 1994                                     -0-               -0-
                                                    ----------        ----------

         Total assets                               $2,511,291        $2,995,710
                                                    ==========        ==========

 LIABILITIES AND PARTNERS' CAPITAL:

  LIABILITIES:
  Payables to affiliates                            $   56,522        $   71,257
  Accounts payable                                      49,763           105,393
  Deposits                                             255,941           264,829
  Prepaid rental income                                  1,887             4,609
  Distributions payable                                315,790           468,421
  Notes payable                                         27,210            44,864
                                                    ----------        ----------

         Total liabilities                             707,113           959,373
                                                    ----------        ----------

Partners' Capital:
 Partners' capital                                   1,804,178         2,036,337
                                                    ----------        ----------

         Total partners' capital                     1,804,178         2,036,337
                                                    ----------        ----------

         Total liabilities &
         partners' capital                          $2,511,291        $2,995,710
                                                    ==========        ==========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND III
                       A CALIFORNIA LIMITED PARTNERSHIP

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three Months
                                                            Ended
                                                           March 31
                                                           --------

                                                    1995             1994
                                                    ----             ----
REVENUE:

Rental income                                     $ 68,165         $214,548
Direct financing lease income                       87,548          130,785
Gain on sale of equipment                           13,836            7,954
Interest income                                      4,776            2,603
Other income                                         2,987            2,933
                                                  --------         --------

            Total revenues                         177,312          358,823
                                                  --------         --------

EXPENSES:

Depreciation                                           -0-           65,009
Management fees                                     35,885           50,480
General & administrative                            47,104           43,678
Data processing                                      8,673           11,886
Interest expense                                     2,020           11,148
                                                  --------         --------

            Total expenses                          93,682          182,201
                                                  --------         --------
            Net income                            $ 83,630         $176,622
                                                  ========         ========
            Net income per limited
            partnership unit                      $   1.06         $   2.24
                                                  ========         ========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND III
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months
                                                              Ended
                                                             March 31
                                                             --------
                                                     1995              1994
                                                     ----              ----
Cash flows from operating activities:
Net income                                        $  83,630        $ 176,622
Adjustments to reconcile net income to
net cash provided by operating activities:
 Accumulated depreciation                                -0-          65,009
 Gain on disposition of equipment                   (13,836)          (7,954)
 Other income                                            -0-          (2,802)
 Change in assets and liabilities:
  Increase in accounts receivable                   (31,064)         (39,774)
  Decrease in payables to affiliates                (14,735)          (1,994)
  Decrease in accounts payable                      (55,630)         (62,716)
  Decrease in deposits                               (8,888)          (9,087)
  Decrease in prepaid rental income                  (2,722)         (12,799)
  Decrease in distributions payable                (152,631)        (147,250)
                                                  ---------        ---------
  Net cash used by operating activities            (195,876)         (42,745)
                                                  ---------        ---------

Cash flows from investing activities
 Proceeds from disposition of equipment              13,836           13,510
 Decrease in net investment in direct
 financing leases                                   356,876          403,158
                                                  ---------        ---------
  Net cash provided by investing
   activities                                       370,712          416,668
                                                  ---------        ---------

Cash flows from financing activities:
Repayment of notes payable                          (17,654)         (83,270)
Net distributions to partners                      (315,789)        (484,596)
                                                  ---------        ---------
  Net cash used in financing activities            (333,443)        (567,866)
                                                  ---------        ---------

Net decrease in cash                               (158,607)        (193,943)
Cash at beginning of period                         645,072          726,178
                                                  ---------        ---------

Cash at end of period                             $ 486,465        $ 532,235
                                                  =========        =========

                    The accompanying notes are an integral
                 part of these condensed financial statements

                            LEASTEC INCOME FUND III

                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

             MARCH 31, 1995, MARCH 31, 1994 AND DECEMBER 31, 1994

                                  (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of March 31, 1995, March 31, 1994 and December 31, 1994.

As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately ten years from its inception at which time all remaining cash is to be distributed to the partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2. Wind Down Phase
   ---------------

The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its tenth full year of operation, December 1996.

                                    ITEM II
                                    -------

                            LEASTEC INCOME FUND III

                       A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

       The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996.

       The majority of the operating leases have terminated with the remaining operating lease equipment being fully depreciated. As the operating leases terminate, the equipment is sold. The balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessees contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio declines in size. The cash balances and related interest income fluctuate according to the cash amounts received from equipment sales and finance lease purchases during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

    The Registrant reported net income of $83,630 or $1.06 per Limited Partnership Unit for the three months ended March 31, 1995 as compared to net income of $176,622 or $2.24 per Limited Partnership Unit for the three months ended March 31, 1994.

    Total revenues for the three months ended March 31, 1995 were $177,312 compared to $358,823 for the same period in the prior year. As leases terminated during the year, the majority of the equipment was not re-leased and was sold. This decrease reflects the gradual liquidation of the Registrants lease portfolio. Revenue derived from the Fund's equipment management activities comprised 97% of the total income for the period, with the remaining 3% being interest income.

    Direct financing lease income decreased from March 31, 1994 to March 31, 1995 ($130,785 to $87,548 respectively). The net investment in direct financing leases decreased from $2,300,267 at March 31, 1994 to $1,943,891 at March 31, 1995.

    Other income remained relatively unchanged from March 31, 1994 to March 31, 1995 ($2,933 to $2,987 respectively).

    Total expenses for the three months ended March 31, 1995 were $93,682 compared to $182,201 for the same period in the prior year. This decrease is caused primarily by a reduction in depreciation expense which reflects the complete depreciation of operating lease equipment portfolio. Management fees, interest, and general and administrative costs comprised 91% of the total expenses. The original cost of the equipment subject to operating leases declined from $2,169,621 at year end 1994 to $1,816,712 at March 31, 1995.

    The gain on sale of equipment for the three months ended March 31, 1995 was $13,836 an increase from $7,954 in the same period of 1994.

       General and administrative costs increased slightly to $47,104 for the first three months of 1995 from $43,678 for the same period in 1994.


Liquidity and Capital Resources
- -------------------------------

    Cash used by operating activities for the three months ended March 31, 1995 was $195,876 compared to cash used of $42,745 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio.

       Cash from investing activities decreased from $416,668 in the first quarter of 1994 to $370,172 in the first quarter of 1995 reflecting primarily the decline in rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As finance leases are completed, the rental payments received by the Registrant decline, and the related components of income and return of principal decline as well. The decreasing return of principal is reflected as a smaller decrease in net investment in direct financing leases from $403,158 in 1994 to $356,876 in 1995.

    Cash from financing activities was used to repay $17,654 of debt during the three months ended March 31, 1995 as compared to $83,270 for the same period in the prior year.

    As of March 31, 1995, investors were allocated cash distributions of $315,790 payable on April 14, 1995. Investor distributions depend on the timing of equipment sales and collections of rents. As a result this amount can be expected to decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

    The cash balance decreased from $726,178 at December 31, 1993, to $532,235 at March 31, 1994, and increased to $645,072 at December 31, 1994, and then decreased to $486,465 at March 31, 1995.

    The cash position as of March 31, 1995, was $486,465. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

PART II.     OTHER INFORMATION

 Item 1.     Legal Proceedings
             -----------------

             None.

 Item 2.     Changes in Securities
             ---------------------

             None.

 Item 3.     Defaults Upon Senior Securities
             -------------------------------

             None.

 Item 4.     Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None.

 Item 5.     Other Information
             -----------------

             None.

 Item 6.     Exhibits and Reports on Form 8-K
             --------------------------------

     (a)     Exhibits

             None.

     (b)     Reports on Form 8-K

             None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEASTEC INCOME FUND III (Registrant)

                                    LEASTEC CORPORATION, GENERAL PARTNER





Dated: May 10, 1995                  By:_____________________________________
                                       Ernest V. Lavagetto, President

                                 EXHIBIT INDEX

Exhibit No.               Description
- -----------               -----------
    27             Financial Data Schedule