Form 10-Q
period 1995-06-30
LEASTEC INCOME FUND III
filed 1995-08-03
CIK 773911

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended June 30,1995       Commission file number 2-99435

           Leastec Income Fund III, A California Limited Partnership
           ------------------------------------- --------------------
             (Exact name of registrant as specified in its charter)



           California                                  68-0066209
- -------------------------------------    ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
     incorporation or organization)


        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (510) 938-3443

   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X      No
                -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

             Yes         No
                -----       -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1. Financial Information
                         -----------------------------

                            LEASTEC INCOME FUND III
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                            June 30     December 31
                                              1995         1994
                                           ----------   -----------
ASSETS:
Cash                                       $  954,414    $  645,072
Accounts receivable                            76,091        49,871
Net investment in direct financing          1,345,006     2,300,767
 leases
Equipment on operating leases, net of
 accumulated depreciation of $6,166
 in 1995 and $ 2,169,621 in 1994                  -0-           -0-
Equipment held for sale or lease, net
 of accumulated depreciation of $3,362
 in 1995 and $-0- in 1994                         -0-           -0-
                                           ----------    ----------

          Total assets                     $2,375,511    $2,995,710
                                           ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Payables to affiliates                   $   59,749    $   71,257
  Accounts payable                             50,668       105,393
  Deposits                                    197,526       264,829
  Prepaid rental income                           -0-         4,609
  Distributions payable                       631,574       468,421
  Notes payable                                   -0-        44,864
                                           ----------    ----------

          Total liabilities                   939,517       959,373
                                           ----------    ----------

Partners' Capital:
  Partners' capital                         1,435,994     2,036,337
                                           ----------    ----------

          Total partners' capital           1,435,994     2,036,337
                                           ----------    ----------

          Total liabilities &
            partners' capital              $2,375,511    $2,995,710
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

                            LEASTEC INCOME FUND III
                        A CALIFORNIA LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Six Months            Quarter
                                                      Ended                Ended
                                                     June 30              June 30
                                                    ---------            ---------

                                              1995        1994         1995        1994
                                            ---------------------    --------------------
REVENUE:

Rental income                               $118,385   $  393,414    $ 50,220    $178,866
Direct financing lease income                191,120      245,259     103,572     114,474
Gain on sale of equipment                    112,731      336,550      98,895     328,596
Interest income                                8,840        6,077       4,064       3,474
Other income                                 124,963       60,865     121,976      57,932
                                            --------   ----------    --------    --------
               Total revenues                556,039    1,042,165     378,727     683,342
                                            --------   ----------    --------    --------


EXPENSES:

Depreciation                                     -0-      109,392         -0-      44,383
Management fees                               91,940      142,576      56,055      92,096
General & administrative                      97,167       97,225      50,063      53,547
Data processing                               16,946       33,987       8,273      22,101
lnterest expense                               3,064       14,165       1,044       3,017
                                            --------   ----------    --------    --------

              Total expenses                 209,117      397,345     115,435     215,144
                                            --------   ----------    --------    --------

              Net Income                    $346,922   $  644,820    $263,292    $468,198
                                            ========   ==========    ========    ========

       Net income per limited               $   4.40   $     8.18    $   3.34    $   5.94
        partnership unit                    ========   ==========    ========    ========

                     The accompanying notes are an integral
                  part of these condensed financial statements.

                            LEASTEC INCOME FUND III
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Six Months
                                                     Ended
                                                    June 30
                                                    -------
                                              1995           1994
                                           -----------   ------------
Cash flows from operating activities:
  Net income                               $  346,922    $   644,820
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Accumulated depreciation                     -0-        109,392
     Gain on disposition of equipment        (112,731)      (336,550)
     Other income                                 -0-         (7,839)
  Change in assets and liabilities:
     Increase in accounts receivable          (26,220)      (115,757)
     Increase (decrease) in payable
      to affiliates                           (11,508)        74,478
     Decrease in accounts payable             (54,725)       (61,081)
     Decrease in deposits                     (67,303)       (42,352)
     Decrease in prepaid rental income         (4,609)          (182)
     Increase in distributions payable        163,153        105,382
                                           ----------    -----------
  Net cash provided by operating
   activities                                 232,979        370,311
                                           ----------    -----------

Cash flows from investing activities:
     Proceeds from disposition of
      equipment                               126,364        323,264
     Decrease in net investment in
      direct financing leases                 942,128        826,116
                                           ----------    -----------
  Net cash provided by investing
   activities                               1,068,492      1,149,380
                                           ----------    -----------

Cash flows from financing activities:
     Repayment of notes payable               (44,864)      (122,196)
     Net distributions to partners           (947,265)    (1,221,438)
                                           ----------    -----------
  Net cash used in financing activities      (992,129)    (1,343,634)
                                           ----------    -----------

Net increase in cash                          309,342        176,057
  Cash at beginning of period                 645,072        726,178
                                           ----------    -----------

  Cash at end of period                    $  954,414    $   902,235
                                           ==========    ===========

                     The accompanying notes are an integral
                 part of these condensed financial statements.

                            LEASTEC INCOME FUND III

                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

               JUNE 30, 1995, JUNE 30, 1994 AND DECEMBER 31, 1994

                                  (UNAUDITED)

1.   Basis of Condensed Financial Statement Preparation
     --------------------------------------------------

In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of June 30, 1995, June 30, 1994 and December 31, 1994.

As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2.   Wind Down Phase
     ---------------

The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its eleventh full year of operation, December 1996.

                            LEASTEC INCOME FUND III

                        A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

  The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. In order to complete the liquidation of all assets by the end of 1996, it is the General Partner's policy to allow the early termination of leases when requested as well as to seek the sale of leased assets in which the lease may extend beyond December 1996. The General Partner does not anticipate that the cash proceeds from liquidation will return 100% of the Investors original capital contribution.

  The majority of the Registrant's operating leases have terminated. The remaining leases were fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

  The Registrant reported a net income of $346,922 or $4.40 per Limited Partnership Unit for the six months ended June 30, 1995 as compared to net income of $644,820 or $8.18 per Limited Partnership Unit for the six months ended June 30, 1994.

  Total revenues for the six months ended June 30, 1995 were $556,039 compared to $1,042,165 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases as well as a smaller gain on sale of equipment with the gradual liquidation of the Registrant's lease portfolio. There was a significant increase in other income from $60,865 for the six months ended June 30, 1994 to $124,963 for the same period in 1995. Virtually all of the other income for the six months ended June 30, 1995 was caused by the early termination fees on a direct finance lease with Paradigm Technology. Revenue derived from the Fund's equipment management activities comprised 98% of the total income for the period, with the remaining 2% being interest income.

  Direct financing lease income decreased from June 30, 1994 to June 30, 1995 ($245,259 to $191,120 respectively). The net investment in direct financing leases decreased from $3,334,476 at June 30, 1994 to $1,345,006 at June 30, 1995.

  Interest income increased because the Registrant held slightly higher cash balances due to equipment and lease sales during the first six months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

  Total expenses for the six months ended June 30, 1995 were $209,117 compared to $397,345 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 92% of the total expenses. Interest expense decreased from June 30, 1994 to June 30, 1995 ($14,165 to $3,064 respectively). The note payable balance was $58,145 as of June 30, 1994 compared to a note payable balance of $-0- as of June 30, 1995.

  The equipment on operating leases was fully depreciated at the end of 1994 giving a balance net of accumulated depreciation of zero for both December 31, 1994 and June 30, 1995.

  The gain on sale of equipment for the six months ended June 30, 1995 of $112,731 decreased from $336,550 for the same period in 1994. As the Registrant draws nearer to complete liquidation more leases and underlying equipment will be sold causing fluctuations between periods in the gain on sale of equipment.

  General and administrative costs remained relatively unchanged decreasing slightly from $97,225 for the first six months of 1994 to $97,167 for the same period in 1995.


Liquidity and Capital Resources
- -------------------------------

  Cash provided by operating activities for the six months ended June 30, 1995 was $232,979 compared to $370,311 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio.

  Cash provided by investing activities decreased from $1,149,380 in the second quarter of 1994 to $1,068,492 for the second quarter 1995, reflecting primarily the inter-period fluctuations in equipment sales and the aging of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.

  Sales proceeds of equipment for the six months ended June 30, 1994 totaled approximately $323,264 resulting in a $336,550 gain after depreciation expense was taken compared to $126,364 resulting in a gain of $112,731 for the same period this year.

  Cash provided by investing activities was used to repay $44,864 of debt during the six months ended June 30,1995 as compared to $122,196 for the same period in the prior year.

  As of June 30,1995, the Fund's partners were allocated cash distributions of $631,574 payable on July 14, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

  The cash balance increased from $726,178 at December 31, 1993 to $902,235 at June 30, 1994 and decreased to $645,072 at December 31, 1994 then increased to $954,414 at June 30, 1995.

  The cash position as of June 30, 1995 was $954,414. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                    LEASTEC INCOME FUND III
                                    (Registrant)
                                    LEASTEC CORPORATION, General Partner



Date:  August 11, 1995              By:
                                       -----------------------------------------
                                       Ernest V. Lavagetto, President