Form 10-Q
period 1995-09-30
LEASTEC INCOME FUND III
filed 1995-11-06
CIK 773911

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended September 30, 1995       Commission file
                                                number 2-99435

    Leastec Income Fund III, A California Limited Partnership
     (Exact name of registrant as specified in its charter)


          California                        68-0066209
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)      number)

 2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (510) 938-3443
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                  Part 1. Financial Information
              ------------------------------------
                     LEASTEC INCOME FUND III
                 A CALIFORNIA LIMITED PARTNERSHIP

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                          September 30   December 31
                                                1995         1994
                                          ------------   ------------
ASSETS:
Cash                                        $  555,161     $  645,072
Accounts receivable                              3,747         49,871
Net investment in direct financing           1,021,790      2,300,767
leases
Equipment on operating leases, net of
  accumulated depreciation of $6,166
  in 1995 and $ 2,169,621 in 1994                    0              0
Equipment held for sale or lease, net of
  accumulated depreciation of $-0- in
  1995 and $-0- in 1994                              0              0
                                            ----------     ----------
    Total assets                            $1,580,698     $2,995,710
                                            ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Payables to affiliates                    $   55,739     $   71,257
  Accounts payable                              53,957        105,393
  Deposits                                      56,946        264,829
  Prepaid rental income                              0          4,609
  Distributions payable                        263,158        468,421
  Notes payable                                      0         44,864
                                            ----------     ----------
    Total liabilities                          429,800        959,373
                                            ----------     ----------
Partners' capital:
  Partners' capital                          1,150,898      2,036,337
                                            ----------     ----------
    Total partners' capital                  1,150,898      2,036,337
                                            ----------     ----------
    Total liabilities & partners'capital    $1,580,698     $2,995,710
                                            ==========     ==========

             The accompanying notes are an integral
          part of these condensed financial statements.

                     LEASTEC INCOME FUND III
                A CALIFORNIA LIMITED PARTNERSHIP

                 CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                        Nine Months           Quarter
                                        Ended                 Ended
                                    September 30          September 30

                                    1995      1994         1995      1994
                                -------------------     ------------------
REVENUE:

Rental income                    $134,139  $  364,068   $ 15,754  $(29,346)
Direct financing lease income     204,854     345,419     13,734   100,160
Gain (loss) on sale of
  equipment                       112,731     333,186          0    (3,364)
Interest income                    12,657       9,214      3,817     3,137
Other income                      147,508      70,728     22,545     9,863
                                 --------  ----------   --------  --------
Total revenues                    611,889   1,122,615     55,850    80,450
                                 --------  ----------   --------  --------

EXPENSES:

Depreciation                            0     120,637         0    11,245
Management fees                   118,166     132,987    26,226    (9,589)
General & administrative          142,955     186,383    45,788    89,158
Data processing                    22,597      38,027     5,651     4,040
lnterest expense                    3,186      11,015       122    (3,150)
                                 --------  ----------  --------   -------
          Total expenses          286,904     489,049    77,787    91,704
                                 --------  ----------  --------  --------
          Net Income (loss)      $324,985  $  633,566  $(21,937) $(11,254)
                                 ========  ==========  ========  ========
Net income (loss) per limited
partnership unit                 $   4.12  $     8.04  $   (.28) $   (.14)
                                 ========  ==========  ========  ========

             The accompanying notes are an integral
          part of these condensed financial statements.

                     LEASTEC INCOME FUND III
                A CALIFORNIA LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                         Nine Months
                                                            Ended
                                                         September 30
                                                      1995         1994
                                                    ---------  -----------
Cash flows from operating activities:
  Net income                                      $   324,985  $   633,566
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Accumulated depreciation                               0      120,637
     Gain on disposition of equipment                (112,731)    (333,186)
     Other income                                           0       (2,802)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable         46,124      (96,809)
     Increase (decrease) in payable to affiliates     (15,518)      19,042
     Decrease in accounts payable                     (51,436)     (62,216)
     Decrease in deposits                            (207,883)     (73,794)
     Increase (decrease) in prepaid rental income      (4,609)       6,522
     Decrease in distributions payable               (205,263)    (163,158)
                                                   ----------   ----------
  Net cash provided (used) by operating
  activities                                         (226,331)      47,802
                                                   ----------   ----------
Cash flows from investing activities:
     Proceeds from disposition of equipment            89,050      321,854
     Proceeds from sale of direct financing leases     37,313            0
     Decrease in net investment in direct
     financing leases                               1,265,345    1,261,710
                                                  -----------   ----------
  Net cash provided by investing activities         1,391,708    1,583,564

Cash flows from financing activities:
     Repayment of notes payable                       (44,864)    (118,364)
     Net distributions to partners                 (1,210,424)  (1,689,740)
                                                  -----------   ----------
  Net cash used in financing activities            (1,255,288)  (1,808,104)
                                                  -----------   ----------
Net decrease in cash                                  (89,911)    (176,738)
  Cash at beginning of period                         645,072      726,178
                                                  -----------   ----------
  Cash at end of period                           $   555,161  $   549,440
                                                  ===========  ===========

             The accompanying notes are an integral
          part of these condensed financial statements.

                     LEASTEC INCOME FUND III

                A CALIFORNIA LIMITED PARTNERSHIP

             NOTES TO CONDENSED FINANCIAL STATEMENTS

  SEPTEMBER 30, 1995, SEPTEMBER 30, 1994 AND DECEMBER 31, 1994

                           (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of September 30, 1995, September 30, 1994 and December 31, 1994.

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

    The majority of the Registrant's operating leases have terminated. The remaining lease was fully depreciated by the end of 1994. As operating leases terminate, the equipment is sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuates according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

  The Registrant reported a net income of $324,985 or $4.12 per Limited Partnership Unit for the nine months ended September 30, 1995 as compared to net income of $633,566 or $8.04 per Limited Partnership Unit for the nine months ended September 30, 1994.

  Total revenues for the nine months ended September 30, 1995, were $611,889 compared to $1,122,615 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases as well as a smaller gain on sale of equipment due to the gradual liquidation of the Registrant's lease portfolio. There was a significant increase in other income from $70,728 for the nine months ended September 30, 1994, to $147,508 for the same period in 1995. Virtually all of the other income for the nine months ended September 30, 1995, was caused by non-recurring early termination fees on a direct finance lease with Paradigm Technology. Revenue derived from the Fund's equipment management activities comprised 98% of the total income for the period, with the remaining 2% being interest income.

  Direct financing lease income decreased from September 30, 1994, to September 30, 1995, ($345,419 to $204,854 respectively).
The net investment in direct financing leases decreased from $2,898,882 at September 30, 1994, to $1,021,790 at September 30,
1995.

  Interest income increased because the Registrant held slightly higher cash balances due to equipment and lease sales during the first nine months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

   Total expenses for the nine months ended September 30, 1995, were $286,904 compared to $489,049 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 92% of the total expenses. Interest expense decreased from September 30, 1994, to September 30, 1995, ($11,015 to $3,186 respectively). The note payable balance was $61,977 as of September 30, 1994, compared to a note payable balance of $-0- as of September 30, 1995.

   The equipment on operating leases was fully depreciated at the end of 1994 giving a balance net of accumulated depreciation of zero for both December 31, 1994 and September 30, 1995.

   The gain on sale of equipment for the nine months ended September 30, 1995, of $112,731 decreased from $333,186 for the same period in 1994. As the Registrant draws nearer to complete liquidation more leases and underlying equipment will be sold causing fluctuations between periods in the gain on sale of equipment.

   General and administrative costs decreased from $186,383 for the first nine months of 1994 to $142,955 for the same period in 1995.

Liquidity and Capital Resources
-------------------------------

  Cash used by operating activities for the nine months ended September 30, 1995, was $226,331 compared to cash provided of $47,802 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio.

  Cash provided by investing activities decreased from $1,583,564 in the third quarter of 1994 to $1,391,708 for the third quarter of 1995, reflecting primarily the inter-period fluctuations in equipment sales and the aging of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.

  Sales proceeds of equipment for the nine months ended September 30, 1994 totaled approximately $321,854 resulting in a $333,186 gain after depreciation expense was taken compared to $89,050 resulting in a gain of $112,731 for the same period this year.

  Cash  provided  by  investing  activities  was  used  to  repay
$44,864 of debt during the nine months ended September 30,1995 as compared to $118,364 for the same period in the prior year.

  As of September 30,1995, the Fund's partners were allocated cash distributions of $263,158 payable on October 13, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

   The cash balance decreased from $726,178 at December 31, 1993, to $549,440 at September 30, 1994, and increased to $645,072 at December 31, 1994, then decreased to $555,161 at September 30,
1995.

  The  cash position as of September 30, 1995, was $555,161.  The
General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                   LEASTEC INCOME FUND III
                                   (Registrant)
                                   LEASTEC CORPORATION
                                   (General Partner)


Date:  October 31, 1995            By:  Ernest   V.  Lavagetto
                                        Ernest   V.  Lavagetto,
                                        President