Form 10-K
period 1995-12-31
LEASTEC INCOME FUND III
filed 1996-03-21
CIK 773911

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the fiscal year ended                        Commission file number
 December 31, 1995                                      2-99435

                         LEASTEC INCOME FUND III
                    A CALIFORNIA LIMITED PARTNERSHIP
         (Exact name of registrant as specified in its charter)

          California                                         68-0066209
(State or other jurisdiction of                     (I.R.S. Employer Identifi
 incorporation or organization)                            cation Number)

2855 Mitchell Drive, Suite 215, Walnut Creek, CA                 94598
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (510) 938-3443

       Securities registered pursuant to Section 12 (b) of the Act:

                                 NONE

       Securities registered pursuant to Section 12 (g) of the
                  Act: UNITS OF LIMITED PARTNERSHIP INTEREST
                            (TITLE OF CLASS)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes        X                                No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part  III  of this Form 10-K or any amendment to this Form 10-K.      X


                   DOCUMENTS INCORPORATED BY REFERENCE

                     EXHIBIT INDEX LOCATED AT PAGES  27

                            TABLE OF CONTENTS

                                                                 Page No.

Item  1  Business                                                    3

Item  2  Properties                                                  5

Item  3  Legal Proceedings                                           5

Item  4  Submission of Matters to a Vote of Security Holders         5

Item  5  Market for the Registrant's Common Equity and
         Related Stockholder Matters                                 5

Item  6  Selected Financial Data                                     7

Item  7  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

Item  8  Financial Statements and Supplementary Data                22

Item  9  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        23

Item 10  Directors and Executive Officers of the Registrant         23

Item 11  Executive Compensation                                     24

Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                 25

Item 13  Certain Relationships and Related Transactions             26

Item 14  Exhibits,Financial Statement Schedules, and
         Form 8-K                                                   27

Item 1.   BUSINESS

     Prior to 1993, the Registrant's primary business was to acquire a diversified portfolio of capital equipment for lease subject to operating and finance leases with terms of 36 to 60 months. The equipment leased was selected by the lessees and was purchased directly from the manufacturer, independent third parties and the lessees (via sale lease back transactions). Operating leases, primarily of data processing equipment, are those in which the Registrant maintains ownership of the equipment at the end of the lease. Finance leases are those in which the lessee is contractually obligated to purchase the equipment at a predetermined amount at the end of the lease.
Since the Operating leases did not transfer ownership through a purchase obligation, the Registrant is dependent on re-lease or sale of the equipment to realize a profitable return on its investment in the leased equipment.
   Prior to 1993, the Registrant reinvested cash in excess of partners distributions into new lease transactions. Starting in 1993, the Registrant began to wind down its leasing operations by returning all cash proceeds from operations to the partners through quarterly distributions. During the wind down or liquidation phase, cash proceeds from the rents, equipment sold and all available cash from operations have been distributed to the limited partners in proportion to their respective tax basis capital accounts.
     During fiscal 1995, the Registrant continued the plan to liquidate its lease portfolio. The Registrant will continue distributions in this manner until all assets are disposed of and all proceeds are distributed.
It is expected that the Portfolio will be fully liquidated by December 1996 and that the Registrant's net income will decrease as its lease portfolio is liquidated. The Partnership was formed in 1985 with a capitalization of $20,000,000. Limited partner distributions from the inception of the Partnership to date are as follows:

               Year                    Total Distributions Made
               ----                    ------------------------
               1985                         $      5,030
               1986                            1,080,276
               1987                            1,757,055
               1988                            1,898,035
               1989                            2,029,950
               1990                            2,065,715
               1991                              531,318
               1992                              535,565
               1993                            1,499,913
               1994                            2,050,254
               1995                            1,499,902
                                              ----------
               Total                         $14,953,013
                                              ==========

     Distributions noted herein are on an accrual basis of accounting as shown on the Statement of Partners' Capital. The Registrant has accrued a Fourth Quarter distribution of $350,000 to the limited partners for the quarter ended December 31, 1995. Although the Registrant has until December 1997 to liquidate its operations, the Registrant intends to be fully liquidated at the end of its eleventh full year of operation, December 1996.

Competition

     While the Registrant is no longer seeking new leases, it has competed in the past with manufacturer owned leasing companies, independent leasing companies, affiliates of banks, commercial credit companies and other leasing partnerships. Competition with these entities was based primarily on lease rates and residual estimates as well as the type and amount of equipment. In addition the condition and relative obsolescence of equipment are major factors in the Partnership's ability to re-lease or sell its equipment from operating leases. Other factors include the demand for a type of equipment, the cost of maintenance, the availability of financing, trends in the economy, interest rates, tax laws as well as many other factors over which neither the Registrant or its competitors have control.

Working Capital

     The Partnership maintains cash reserves for normal operating expenses, working capital and certain leasing costs such as payment of personal property taxes, refurbishment cost and repossession costs. The Registrant has no statistical information to compare its reserves with those of its competitors.
     The Registrant has no employees. Leastec Corporation is performing all management duties for the Fund. In 1995, the General Partner of the Registrant, Leastec Corporation, received management fees of seven percent (7%) of the Registrant's gross receipts, or $100,004, for managing the Registrant's' operations.
     The Registrant's revenues, income, and assets as of and for the years ended December 31, 1995, 1994, and 1993, are as follows:


                                            1995          1994         1993
                                            ----          ----         ----
       Total Revenues                  $   724,735    $1,204,453   $1,760,510
       Net Income                          396,074       469,972      571,741
       Assets                            1,335,840     2,995,710    5,090,168

Item  2.  PROPERTIES

          The Registrant has no plants, mines or other physical properties. At December 31, 1995, the portfolio of leases consisted of 25 finance leases with 15 lessees. The equipment on lease consists primarily of data processing equipment, office furniture, instrumentation and semi-conductor fabrication equipment.

Item  3.  LEGAL PROCEEDINGS
          The Registrant is not a party to any material pending legal proceedings at this time.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the period from September 30, 1995 to December 31, 1995, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         (a) The Registrant's Limited Partner Units and General Partner's Units are not publicly traded. There is no established public trading market for such units and none is expected to develop. However the Registrant's units are freely transferable. The General Partner may at its sole discretion determine that the transfer of a Unit will not become effective if such transfer is restricted or prohibited under Federal or state securities laws. In addition, the General Partner, in its sole judgment may determine that a transfer will not become effective if it would result in the premature termination of the Partnership for Federal income tax purposes or increase the risk of reclassification of the Registrant under the publicly traded partnership provisions of the Revenue Act of 1987 ( the 1987
              Act) or cause the Partnership to be reclassified as an association taxable as a corporation under Federal income tax regulations. The 1987 Act contains provisions which have an adverse impact on investors in "publicly traded partnerships," which include partnerships whose interests are traded either on an established securities market or are readily tradable on a secondary market. If the Partnership were to be classified as a "publicly traded partnership", the Partnership would be taxed as a corporation as of the time public trading was deemed to commence.

              The general partner has represented that it will take all action necessary to restrict transfers to assure that the units will not become readily tradable on a secondary market or substantial equivalent. To accomplish that goal the General Partner intends to restrict the transfer of Units to the extent necessary to comply with IRS Notice 99-75 containing safe harbors for the transfer of partnership interest.

         (b) The number of holders of partnership interests are set forth below:

                  Title of Class                     Number of Holders as of
                                                        December 31, 1995
                Limited Partner Units                           2,532
                General Partner Unit                              1

         (c)  Distributions

              During 1995, the Registrant made four (4) quarterly distributions (the first distribution in 1995 related to 1994) to all limited partners in the amount of $1,594,902 as follows:

                 Period Ended            Payment           Distributions per
                                                         $250 Investment Unit
              December 31,1994       January 1995               $5.65
              March 31, 1995          April 1995                 3.81
              June 30, 1995           July 1995                  7.61
              September 30, 1995     October 1995                3.17

              Liquidation distributions of varying amounts per quarter were paid in each of the first three quarters of 1995. Additionally, $350,000 has been accrued for the fourth quarter 1995 to be paid in January 1996.

Item  6.  SELECTED FINANCIAL DATA

                        YEARS ENDED DECEMBER 31,
                 ( in thousands, except per unit data )

     For the year:                           1995    1994   1993   1992   1991
     -------------                           ----    ----   ----   ----   ----
     Total revenues                           725   1,204  1,761  2,521  3,465
     Net Income                               396     470    572    475    321
     Distributions declared to partners     1,579   2,158  1,579    564    559

     Net income per weighted average
       limited partner unit outstanding      4.02    4.59   6.25   4.92      0

     At December 31
     Total assets                           1,336   2,996  5,090  7,452  6,585
     Long-term portion of notes paybale         0       0     45    927    491

          Cash dividends declared per limited partner unit data is not applicable as cash distributions are distributed to those investors electing to receive them at a fixed rate as determined by the general partner based on the investors original investment for years 1986 - 1992. Distributions for the subsequent quarters were based on each partner's tax basis capital account.

          The above selected financial data should be read in conjunction with the audited financial statements and related notes to the financial statements appearing in Item 8 of the Form 10-K.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Basis of Financial Statement Preparation

          The partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods. Upon completion of its leasing activities in 1996, the partnership expects to distribute its remaining net assets (cash) to the partners and dissolve the partnership.

Results of Operations

1995 versus 1994

     The Registrant has completed ten (10) full years of operations and has continued to liquidate its assets. During the wind down or liquidation phase of the Partnership, all cash flows in excess of partnership expenses will be distributed to the limited partners in proportion to their respective tax basis capital accounts. The Registrant will continue distributions in this manner until all assets are disposed of and all proceeds are distributed. It is the General Partner's intent to fully liquidate the Partnership as of the end of 1996.
     The cost of the equipment on operating leases declined from $2,169,621 in 1994 to $6,166 in 1995; consequently, depreciation expense decreased from $130,703 in 1994 to $-0- in 1995. As operating leases terminated during the year, the equipment returned from lease was sold.
     Operating lease income declined from $439,607 in 1994 to $117,797 in 1995 because of the reduction in the operating lease portfolio. Rental income from operating leases comprised 37% and 16% of total revenue during 1994 and 1995. The remaining revenue consists of direct financing lease and other income, interest, and gains on disposition of equipment on operating and direct financing leases. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decreased size of the lease portfolio subject to operating leases. Direct financing lease income decreased from $354,831 in 1994 to $251,036 in 1995 as the finance lease portfolio decreased in size.
     The Registrant recorded a net gain on disposition of equipment and direct financing leases during 1994 of $328,382 and $127,536 during 1995. This decrease is attributable to the reduced lease portfolio.
     Subsequent to the 1994 year end, a lessee filed for Chapter 11 bankruptcy. While the bankruptcy losses were not completely known, the Registrant wrote off all lease receivables associated with this lessee and recorded a loss on write off of direct financing lease receivables of $116,259 for the year ended December 31,1994. Additionally, $150,000 of lease receivables were written off against the allowance for doubtful direct financing leases.
     The Registrant realized a recovery on direct financing leases of $181,395 and $-0- in 1995 and 1994, respectively. The direct financing leases were previously written down due to lessee financial position.
     Direct services from general partners increased from $73,063 in 1994 to $78,103 in 1995. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The slight increase in 1995 is a result of data processing requirements needed to manage leasing and investor administrative activities.
     General and administrative expenses decreased from $220,621 in 1994 to $147,244 in 1995. This decrease reflects the effect of a shrinking operating lease portfolio as well as a drop in remarketing fees paid to third parties (expenses incurred to sell or re-lease the equipment coming off-lease).
     Total operating expenses decreased from $734,481 in 1994 to $328,661 in 1995. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio and the aforementioned write off of direct finance leases in 1994. Depreciation expense comprised 18% and 0% of total expenses in 1994 and 1995 respectively.
    The foregoing factors resulted in the Registrant reporting a net income of $396,074 in 1995 ($4.02 per weighted average Limited Partner Unit) compared to $469,972 for 1994 ($4.59 per weighted average Limited Partner Unit).

Liquidity and Capital Resources

     Operating activities provided the Registrant with cash flows of $335,783 in 1994 and cash used of $51,244 in 1995. The decrease from year to year is a result of the rapid decline in the size of the lease portfolio as part of the planned liquidation of the Registrant's assets related to this activity and a rapid reduction in the deposits held as security for leases as these amounts were applied to ending rents and purchase obligations.
     Investing activities ( which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $1,836,323 in 1995 and $2,039,789 in 1994 and. Cash used for finance leases decreased from $2,456,678 in 1994 and $1,723,708 in 1995 to due to the increased moneys from financing lease payments allocated to recovery of principal. The net investment in direct financing leases used cash of $0- in 1994 and $48,532 in 1995 as the Registrant acquired leases from a General partner affiliate. These leases were with lessees which the registrant held in its portfolio prior to the acquisition. The sale of equipment related to direct financing leases and operating leases provided cash totaling $329,964 in 1994 and $478,313 in 1995.
     Financing activities used cash to repay notes payable, which amounted to $135,477 in 1994 and $44,864 in 1995, as well as to make distributions to Partners, which amounted to $2,321,201 in 1994 and $1,678,844 in 1995.
     The cash position increased from $645,072 as of December 31, 1994 to $706,443 as of December 31, 1995. Cash paid for Interest was $16,770 and $3,310 during the years ended December 31, 1994 and 1995. The General Partner anticipates that funds from operations in 1996 will be adequate to cover all operating expenses and future needs of the Partnership. Future distributions to partners are dependent upon future lease income, bankruptcy recoveries, and proceeds from the sale of equipment.


1994 versus 1993

     The Registrant entered into direct financing leases with equipment totaling $-0- in 1994 and $683,299 in 1993. As operating leases terminated during the year, the equipment returned from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $120,357 at December 31, 1993 to -0- at December 31 1994. The equipment held for sale, net of depreciation and provision for decline in market value, decreased from $11,928 at December 31, 1993 to $-0- in 1994.
    The cost of the equipment on operating leases and the cost of the equipment held for sale declined from $4,543,103 in 1993 to $2,169,621 in 1994; consequently, depreciation expense decreased from $405,107 in 1993 to $130,703 in 1994.
     Operating lease income declined from $1,006,339 in 1993 to $439,607 in 1994 because of the reduction in the operating lease portfolio. Rental income from operating leases comprised 57% and 37% of total revenue during 1993 and 1994. The remaining revenue consists of direct financing lease income, interest and other income and gains on disposition of equipment on operating and direct financing leases. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decreased size of the lease portfolio subject to operating leases. Direct financing lease income decreased from $652,347 in 1993 to $354,831 as the finance lease portfolio decreased in size.
     The provision for decline in market value of equipment held for sale was not changed during the year ended 1994 and was reduced by $9,184 during the year ended 1993 to reflect the fair market valuation of equipment. The Registrant recorded a net gain on disposition of equipment and direct financing leases during 1993 of $2,368 and $328,382 during 1994.
     Subsequent to the 1994 year end, a lessee filed for Chapter 11 bankruptcy. While the bankruptcy losses were not completely known, the Registrant wrote off all lease receivables associated with this lessee and recorded a loss on write off of direct financing lease receivables of $116,259 for the year ended December 31,1994. Additionally $150,000 of lease receivables were written off against the allowance for doubtful direct financing leases.
     Direct services from general partners decreased from $129,137 in 1993 to $73,063 in 1994. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The decrease in 1994 is a result of reduced staffing requirements needed to manage leasing activities and the reduced amount of equipment from operating leases being refurbished and sold.

     General and administrative expenses decreased from $271,246 in 1993 to $220,621 in 1994. This decrease reflects the effect of a shrinking operating lease portfolio as well as a drop in remarketing fees paid to third parties (expenses incurred to sell or re-lease the equipment coming off-lease).
     Total operating expenses decreased from $1,188,769 in 1993 to $734,481 in 1994. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 34% and 18% of total expenses in 1993 and 1994 respectively.
    The foregoing factors resulted in the Registrant reporting a net income of $469,972 in 1994 ($4.59 per weighted average Limited Partner Unit) compared to $571,741 for 1993 ($6.25 per weighted average Limited Partner Unit). The decrease in net income per Limited Partner unit also reflects the allocation of income to the General Partner. Net income allocated to Limited partners was $362,064 in 1994 and $492,798 in 1993.

Liquidity and Capital Resources

     Operating activities provided the Registrant with cash flows of $982,409 in 1993 and $335,783 in 1994. The decrease from year to year is a result of the rapid decline in the size of the operating lease portfolio compared to the size of the direct finance lease portfolio.
     Investing activities ( which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $2,039,789 in 1994 and $1,632,205 in 1993. Cash from finance leases increased from $1,673,768 in 1993 to $1,709,825 in 1994 due to the increased moneys from financing lease payments allocated to recovery of principal. The net investment in direct financing leases used cash of $683,299 in 1993 and -0- in 1994. The sale of equipment subject to operating leases provided cash totaling $249,795 in 1993 and $329,964 in 1994. The sale of equipment subject to direct finance leases provided cash totaling $391,941 in 1993 and $-0- in 1994.
     Financing activities used cash to repay notes payable, which amounted to $1,813,808 in 1993 and $135,477 in 1994, as well as to make distributions to Partners, which amounted to $1,089,676 in 1993 and $2,321,201 in 1994.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                 Page
          1.  Financial Statements                              Number

              Independent Auditors' Report                        F-3
              Balance Sheets                                      F-4
              Statements of Operations                            F-5
              Statements of Partners' Capital                     F-6
              Statements of Cash Flows                            F-7
              Notes to Financial Statements                       F-8

                          LEASTEC INCOME FUND III
                    (a California Limited Partnership)

                           Financial Statements

                     December 31, 1995, 1994 and 1993

                (With Independent Auditors' Report Thereon)

                           LEASTEC INCOME FUND III
                      (A California Limited Partnership)


                        INDEX TO FINANCIAL STATEMENTS



                                                                 Page
                                                                Number

 INDEPENDENT AUDITORS'REPORT                                      F-3


 FINANCIAL STATEMENTS:

   BALANCE SHEETS - DECEMBER 31, 1995 AND 1994                    F-4

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 1995, 1994 and 1993                             F-5

   STATEMENTS OF PARTNERS' CAPITAL FOR THE
     YEARS ENDED DECEMBER 31, 1995, 1994 and 1993                 F-6

    STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      DECEMBER 31, 1995, 1994 and 1993                            F-7

    NOTES TO FINANCIAL STATEMENTS                                 F-8

                     Independent Auditors' Report
                     ----------------------------

The Partners
Leastec Income Fund III:


We have audited the accompanying balance sheets of Leastec Income Fund
III (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 7 to the financial statements, the Partnership has commenced liquidation and plans to cease operations during 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund III (a California limited partnership) as of December 31 ,1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                              (signed) KPMG Peat Marwick LLP
February 8, 1996
                                                                          F-3

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                              Balance Sheets

                        December 31, 1995 and 1994

                                                           1995        1994
                                                           ----        ----
            Assets
            ------
Cash and cash equivalents                            $  706,443   $   645,072
Receivables, net:
  Rent                                                    3,338         4,101
  Other                                                  84,079        45,770
Net investment in direct financing leases               541,980     2,300,767
Equipment on operating leases, net of
  accumulated depreciation of $6,166 in
  1995 and $2,169,621 in 1994                                 0             0
                                                      ---------     ---------
                                                     $1,335,840    $2,995,710
                                                      =========     =========

    Liabilities and Partners' Capital
    ---------------------------------

Trade accounts payable                                   64,323       105,393
Distributions payable to partners                       368,421       468,421
Due to affiliates                                         2,767        71,257
Deferred rent revenue                                     2,944         4,609
Deposits                                                 43,818       264,829
Notes payable
                                                              0        44,864
                                                      ---------     ---------
      Total liabilities                                 482,273       959,373
                                                      ---------     ---------

Partners' capital:
    General partner:  Authorized 808 units;
       issued and outstanding 807 units in
       1995 and 1994                                           200         200

    Limited partners:  Authorized 80,000
       units; issued and outstanding 78,821
       units in 1995 and 1994                              853,367   2,036,137
                                                         ---------   ---------
       Total partners' capital                             853,567   2,036,337
                                                         ---------   ---------
                                                        $1,335,840  $2,995,710
                                                         =========   =========

See accompanying notes to financial statements.

                                                                           F-4

                          LEASTEC INCOME FUND III
                     (A California Limited Partnership)

                        Statement of Operations

             Years ended December 31, 1995, 1994 and 1993

                                                1995        1994       1993
                                               ----        ----       ----
Revenues:
   Operating lease income                    $ 117,797    439,607   1,006,339
   Direct financing lease income               251,036    354,831     652,347
   Interest and other income                    46,971     81,633      60,148
   Recovery on direct financing leases         181,395          0           0
   Gain on disposition of direct financing
      leases equipment, net                     38,486          0      41,676
    Gain on disposition of equipment, net       89,050    328,382           0
                                              --------  ---------   ---------
               Total revenues                  724,735  1,204,453   1,760,510
                                              ========  =========   =========

Expenses:
  Depreciation of equipment on
     operating leases                                0    130,703     405,107
  Management  fees                             100,004    177,065     258,997
  Loss on write off of direct financing
     lease                                           0    116,259           0
  Loss on disposition of equipment, net              0          0      39,308
  Direct services from general partner          78,103     73,063     129,137
  Interest                                       3,310     16,770      94,158
  General and administrative                   147,244    220,621     271,246
  Change in provision for decline in
     market value of equipment held
     for sale or lease                               0          0      (9,184)
                                              --------  ---------   ---------

               Total expenses                  328,661    734,481   1,188,769
                                              --------  ---------   ---------
               Net Income                    $ 396,074    469,972     571,741
                                              ========  =========   =========


Net income per weighted average
    limited partner unit outstanding         $    4.02       4.59        6.25
                                              ========  =========   =========

See accompanying notes to financial statements.

                        LEASTEC INCOME FUND III
                   (A California Limited Partnership)

                     Statements of Partners' Capital

              Years ended December 31,  1995, 1994 and 1993
                                             General     Limited
                                             Partner     Partners     Total
                                             -------     --------     -----
Partners' capital, December 31, 1992       $     200    4,731,442   4,731,642

Net income                                    78,943      492,798     571,741

Distributions to partners                    (78,943)  (1,499,913) (1,578,856)
                                            --------    ---------   ---------
Partners' capital, December 31, 1993             200    3,724,327   3,724,527

Net income                                   107,908      362,064     469,972

Distributions to partners                   (107,908)  (2,050,254) (2,158,162)
                                            --------    ---------   ---------
Partners' capital, December 31, 1994             200    2,036,137   2,036,337

Net income                                    78,942      317,132     396,074

Distributions to partners                    (78,942)  (1,499,902) (1,578,844)
                                            --------    ---------   ---------
Partners' capital, December 31, 1995       $     200      853,367     853,567
                                            ========    =========   =========


See accompanying notes to financial statements.

                                                                          F-6

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                         Statements of Cash Flows

               Years ended December 31, 1995, 1994 and 1993
                                                 1995        1994        1993
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                $  396,074     469,972     571,741
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
      Depreciation                                   0     130,703     405,107
     (Gain) loss on disposition of
        equipment, net                         (89,050)   (328,382)     39,308
      Gain on disposition of direct
        financing lease                        (38,486)          0    (41,676)
      Change in provision for decline in
        market value of equipment held for
        sale or lease                                0           0     (9,184)
      Change in provision for doubtful
        direct finance leases                   50,000     150,000           0
      Changes in operating assets and
        liabilities:
        Receivables                            (37,546)     21,242      47,217
        Trade accounts payable                 (41,070)    (25,085)     32,572
        Due to affiliates                      (68,490)     19,256       4,644
        Deposits and deferred rent revenue    (222,676)   (101,923)    (67,320)
                                             ---------   ---------    --------
         Net cash (used in) provided by
         operating activities                  (51,244)    335,783     982,409
                                             ---------   ---------    --------

Cash flows from investing activities:
  Net investment in direct financing leases    (48,532)          0    (683,299)
  Decrease in net investment in direct
    financing leases                         1,406,542   1,709,825   1,673,768
  Proceeds from sale of direct financing
    leases                                     389,263           0     391,941
  Proceeds from disposition of equipment        89,050     329,964     249,795
                                            ----------    --------    --------
         Net cash provided by investing
         activities                          1,836,323   2,039,789   1,632,205
                                            ----------   ---------   ---------

Cash flows from investing activities:
  Repayment of notes payable
    and bank line of credit                    (44,864)   (135,477) (1,813,808)
  Distributions to partners                 (1,678,844) (2,321,201) (1,089,676)
                                             ---------   ---------   ---------
         Net cash used in financing
         activities                         (1,723,708) (2,456,678) (2,903,484)
                                             ---------   ---------   ---------

Net increase (decrease) in cash and cash
  equivalents                                    61,371     (81,106)   (288,870)

Cash and cash equivalents at beginning of
  year                                          645,072     726,178   1,015,048
                                             ----------  ----------  ----------
Cash and cash equivalents at end of year    $   706,443     645,072     726,128
                                             ==========  ==========  ==========

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                  $     3,310      16,770      94,158
                                             ==========   =========   =========

See accompanying notes to financial statements.

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

               Years ended December 31,  1995, 1994 and 1993


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

    (a)  Organization
         ------------
         Leastec Income Fund III (the Partnership) was formed on July 1, 1985 and commenced operations on December 6, 1985 as a California limited partnership. The Partnership was formed primarily for the purpose of purchasing, holding, leasing and selling peripheral computer equipment.

         The Partnership leases to various companies in a variety of industries throughout the United States. The Partnership's operations consist of direct financing leases and operating leases (Note 7).

         The Partnership's general partner is Leastec Corporation (Leastec). Leastec manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative activities.

    (b)  Allowance for Doubtful Accounts Receivable
         ------------------------------------------
         The Partnership provides an allowance for doubtful accounts for receivables deemed uncollectible. Allowance for doubtful accounts of $0 and $14,262 was recorded at December 31, 1995 and 1994, respectively.

    (c)  Net Investment in Direct Financing Leases
         -----------------------------------------
         Net investment in direct financing leases is the total of the future minimum lease payments and the guaranteed residual value accruing to the benefit of the lessor at the end of the lease term less the unearned income in the lease.

         Generally, the leases are secured by the equipment on lease. In the event of a default on a lease, the Partnership has the right to foreclose on the assets leased. Assets acquired in the foreclosure are recorded at the lesser of the net investment in the direct financing lease or their estimated fair value as of the date of the foreclosure. Gains or losses from subsequent disposition of the assets are recorded at the date of sale.

    (d)  Equipment on Operating Leases
         -----------------------------
         Equipment on operating leases is stated at cost less accumulated depreciation. The cost of equipment includes acquisition fees paid to the general partner on the purchase price of the equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the equipment ranging from two to seven years. The estimated useful lives of equipment on operating leases and depreciation rates are adjusted to reflect changes in the estimated salvage value of the equipment at the end of the related leases caused by technological advances or other market changes during the lease term.

                                                                   (Continued)
                                                                          F-8

                             LEASTEC INCOME FUND III
                        (a California limited partnership)

                           Notes to Financial Statements

(1)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

    (e)  Recognition of Lease Income
         ---------------------------
         Operating leases income is recognized ratably over the lease term.

         Unearned income on direct financing leases is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease.

    (f)  Income Taxes
         ------------
         No provision is made for income taxes since the Partnership is not a taxable entity. Individual partners report their allocable share of partnership taxable income or loss.

    (g)  Cash Equivalents
         ----------------
         For purposes of the statements of cash flows, the Partnership considers all investments with an initial maturity at date of purchase of three months or less to be cash equivalents.

    (h)  Net Income Per Weighted Average Limited Partner Unit
         ----------------------------------------------------
         Net income per weighted average limited partner unit is computed by dividing net income allocated to the limited partners ($317,132 in 1995, $362,064 in 1994 and $492,798 in 1993) by the weighted average number of limited partner units outstanding during the year (78,821 in 1995,1994 and 1993).

    (i)  Estimates
         ---------
         The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (j)  Reclassifications
         -----------------
         Certain 1994 amounts were reclassified for financial statement comparison purposes.
                                                                   (Continued)

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

               Years ended December 31,  1995, 1994 and 1993

(2)  Direct Financing Leases
     -----------------------
     Net investment in direct financing lease at December 31 consists of the following:

                                                            1995       1994
                                                            ----       ----
     Total minimum lease payments receivable            $ 418,355    2,120,567
     Guaranteed residual value of leased equipment        170,622      557,973
     Less:  Unearned lease income                         (46,997)    (327,773)
            Allowance for doubtful direct financing
              leases                                            0      (50,000)
                                                         --------    ---------
                                                        $ 541,980    2,300,767
                                                         ========    =========

     Future minimum lease payments and residuals of $588,977 are receivable under direct financing leases during the year ending December 31, 1996.

(3)  Recovery of Direct Financing Lease
     ----------------------------------
     A lessee of the Partnership filed for Chapter 11 bankruptcy in 1994. The Partnership had recorded a loss of $116,259, related to this lessee,
     for the year ended December 31, 1994.   The Partnership subsequently
     received other income from auction sales of recovered equipment and insurance proceeds on unrecovered equipment of $78,863 recorded in the year ended December 31, 1995.

     In October 1992, a lessee experiencing financial difficulties suspended lease payments to the Partnership. The Partnership subsequently renegotiated terms with the lessee to continue monthly rental receipts at a reduced amount. The management of the Partnership believed that the lessee would continue to make lease payments. However, due to the uncertainty of the situation the Partnership recorded an allowance for possible losses of $50,000 at December 31, 1994. In accordance with the renegotiated terms with the lessee, the Partnership also received 13,133 equity shares of the lessee's common stock. However, the Partnership had not assigned a value to the shares of common stock as the fair market value was not determinable.

     In May 1995 the lessee was purchased by a third party who paid off the Partnership for the related obligation and purchased the related common stock shares. At December 31, 1995, the related balances and allowance were eliminated. The Partnership recognized income for the transaction which resulted in a recovery of $102,532 recorded in the year ended December 31, 1995.

(4)  Notes Payable
     -------------
     The entire note payable balance of $44,864 outstanding as of December 31, 1994 matured and was paid during the year ended December 31, 1995.

                                                                  (Continued)
                                                                        F-10

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)
                      Notes to Financial Statements

               Years ended December 31,  1995, 1994 and 1993

(5)  Transactions with the General Partner and Affiliates
     ----------------------------------------------------

     The following is a summary of Partnership transactions with the general partner and affiliates.

    (a)  Management Fees
         ---------------
         The general partner is entitled to receive management fees as compensation for services performed in connection with managing the operations of the Partnership, equal to the lesser of (a) 5% of gross rental payments from operating leases, 2% of gross rental payments from full payout leases which contain net lease provisions, or 7% of gross receipts, excluding sales from Partnership equipment, whichever is applicable; or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a nonaffiliate for rendering comparable services. These fees totaled $100,004 in 1995, $177,065 in 1994 and $258,997 in 1993.

    (b)  Direct Services
         ---------------
         The general partner provides various services directly related to the operations of the Partnership. The Partnership reimburses the general partner for administrative and personnel costs incurred on its behalf. Such reimbursements totaled $78,103 in 1995, and $73,063 in 1994 and $129,137 in 1993.

    (c)  Due to Affiliates
         -----------------
         Amounts due to affiliates totaled $2,767, and $71,257, at December 31, 1995 and 1994 respectively.

    (d)  Direct Finance Lease Purchases
         ------------------------------
         The Partnership purchased direct financing leases from an affiliate of the general partner in the amount of $48,532 in 1995. The purchase price was established by the net book value at which the leases were recorded on the affiliate's books.

(6)  Cash Distributions and Allocations of Profits and Losses
     --------------------------------------------------------

    (a)  Cash Distributions
         ------------------
         The limited partners and general partner receive 95% and 5%, respectively, of cash available for distribution, as defined in the Partnership agreement, until the limited partners receive an amount equal to their original capital contribution plus an 8% per annum, cumulative, noncompounded return on the original capital contributions. Thereafter, the limited partners and general partner receive 85% and 15%, respectively, of cash available for distribution. Distributions have not reached the above limit and are currently distributed 95% to the limited partners and 5% to the general partner.

         Under terms of the limited partnership agreement, limited partners may elect to reinvest their shares of cash distributions in their capital accounts.


                                                                    (Continued)
                                                                         F-11

                          LEASTEC INCOME FUND III
                  (A California Limited Partnership)

                     Notes to Financial Statements

             Years ended December 31,  1995, 1994 and 1993


(6)  Cash Distributions and Allocations of Profits and Losses, Continued
     -------------------------------------------------------------------

         Upon dissolution and termination of the Partnership, in the event the general partner's capital is less than zero, the general partner shall contribute to the Partnership an amount equal to the lesser of the deficit balance in their tax basis capital accounts or 1.01% of aggregate capital contributions of limited partners less any returns of capital contributions

    (b)  Profit and Loss Allocations
         ---------------------------
         Profits are allocated first to the general partner until the general partner's capital account is brought to zero; second, 1% to general partner and 99% to limited partners until the total Partnership deficit is zero; third, to the general partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances.

         Net losses are allocated 99% to the limited partners and 1% to the general partner.

(7)  Liquidation
     -----------

     The Partnership has commenced liquidation proceedings and plans to cease operations during 1996. Under the Partnership agreement, the general partner will distribute the net assets of the Partnership in accordance with the partners' tax basis capital accounts.

(8)  Tax Information
     ---------------

     The following reconciles net income for financial reporting purposes and federal income tax purposes for the years ended December 31:

                                                   1995        1994      1993
                                                   ----        ----      ----
   Net income per financial statements           $396,074    469,972    571,741
  (Gain) loss on disposition of equipment            (280)  (122,303)    49,285
   Loss on write off of direct financing lease          0    116,259          0
   Depreciation and amortization                  (38,661)   (50,595)    53,373
   Provision for decline (recovery) in market
     value of equipment held for sale or leases         0          0     (9,184)
   Allowance for doubtful direct financing
     lease                                        (50,000)         0          0
   Allowance for doubtful accounts                (14,262)         0     (4,353)
   Direct financing leases                         49,704     92,687     90,198
   Deferred rent revenue                           (1,665)    (2,456)   (29,106)
   Interest and other revenue                           0          0      1,565
   Other                                                0          0          0
                                                  -------    -------    -------
     Partnership income for federal income
       tax purposes                              $340,910    503,564    723,519
                                                  =======    =======   =======

                                                                 (Continued)
                                                                       F-12

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

               Years ended December 31,  1995, 1994 and 1993

(8)  Tax Information, Continued
     --------------------------

     The following reconciles partners' capital for financial reporting purposes and federal income tax purposes for the years ended December 31:

                                                          1995        1994
                                                          ----        ----
   Partners' capital per financial statements        $   853,567    2,036,337
   Commissions and offering costs on sale of
     limited partnership units                         2,474,697    2,474,697
   Depreciation and amortization                        (490,155)    (451,215)
   Allowance for doubtful direct financing leases              0       50,000
   Allowance for doubtful accounts                             0       14,262
   Direct financing leases                               856,043      806,339
   Deferred rent revenue                                   2,944        4,609
   Other                                                  91,756       91,757
                                                       ---------    ---------
        Partners' capital for federal
          income tax purposes                         $3,788,852    5,026,786
                                                       =========    =========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (a) At December 31, 1994, the General Partner of the Registrant was Leastec Corporation, a California corporation, a wholly owned subsidiary of The Earnest Group, formerly Partners Fund Management, Inc.
          (b) The directors and executive officers of the General Partner of the Registrant who are not themselves general partners of the Registrant are: Ernest V. Lavagetto, 46, President, Chief Financial Officer, Secretary and Director of Leastec Corporation since January 1990. Mr. Lavagetto's term of office as Director ends on August 31, 1996. Mr. Lavagetto joined Leastec Corporation in 1980. He is a Certified Public Accountant and a member in good standing of the American Institute of Certified Public Accountants.

               The officer noted above is not subject to an employment contract but serves at the pleasure of the Board of Directors of the respective corporation.

          (c)  All significant employees are identified in Item 10 (b) above.

          (d) Leastec Corporation was formed in December 1976. Since its formation, Leastec has sponsored numerous tenancies-in-common, direct ownership transactions, and limited partnerships involving the leasing of computer and high technology medical equipment. Since 1980, Leastec has sponsored and served as a general partner of the following partnerships:

                 Leastec Investors No. 1
                 Leastec Investors No. 2
                 Leastec Investors No. 3
                 Leastec Investors No. 4
                 Leastec Investors No. 5
                 Leastec Investors No. 6
                 Equipment Investors of Pacific No. 1
                 Equipment Investors of Pacific No. 2
                 Equipment Investors of Pacific No. 3
                 Equipment Investors of Pacific No. 4
                 Equipment Investors of Pacific No. 5
                 Equipment Investors of Pacific No. 6

                 Leastec Associates I
                 Leastec Associates II
                 Leastec Associates III
                 Leastec Associates IV
                 Leastec Associates V
                 Leastec Associates VI
                 Leastec Partners I
                 Leastec Partners II
                 Leastec Partners III
                 Leastec Partners IV
                 Leastec Partners V
                 Leastec Partners VI
                 Leastec Partners VII
                 Leastec Partners VIII
                 Leastec Partners IX
                 Leastec Partners X
                 Leastec Partners XI
                 Leastec Partners XII
                 Leastec Partners XIII
                 Leastec Partners XV
                 Leastec Partners XVI
                 Leastec Systems I
                 Western Trailer Associates
                 Catscan Associates
                 Leastec Income Fund 1984-1
                 Leastec Income Fund III
                 Leastec Income Fund IV
                 Leastec Income Fund V

Item 11.  EXECUTIVE COMPENSATION

          The Registrant has no employees. For information relating to fees and compensation paid to the General Partner, see Item 13.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of the Limited Partner Units. As noted below, the General Partner owns 100 percent of the General Partner Units.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:


                   (1)                 (2)                 (3)           (4)
                Title of      Name of Beneficial   Amount and Nature   Percent
                  Class              Owner             Ownership      of Class

              General Partner's  Leastec Corporation   807 Units        100.0%
                    Unit

              Leastec Corporation has the right to acquire all of the Limited Partners Units of which it is the beneficial owner as specified in Rule 13d-3(d)(1) under the Exchange Act.

         (c) There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Set forth is information relating to all compensation paid or accrued by the Registrant to the General Partner during the fiscal year ended December 31, 1995:

                       (A)                     (B)                  (C)
                Name of Individual        Capacities in             Cash
                or Number in Group         Which Served         Compensation

               Leastec Corporation       General Partner         $100,004

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative and personnel costs incurred by the General Partner on behalf of the Registrant. Such expenses totaled $78,103 in 1995.

          Profits are allocated first to the General Partner until the General Partner's capital account is brought to zero; second, 1% to the General Partner and 99% to the limited partners until the total Partnership deficit is zero; third, to the General Partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances. Net losses are allocated 99% to the limited partners and 1% to the General Partner. In 1995, the net income allocated to the General Partner amounted to $78,942.

          Substantially all equipment leased by the Registrant is initially purchased by the Registrant from the manufacturer or independent third parties. The Registrant does not purchase any inventory of equipment but usually acquires equipment that is already subject to a lease. The Registrant purchases the equipment at cost. In addition, the Registrant's purchase price includes commissions paid to independent brokers for originating lease transactions and acquiring equipment.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Financial Statements and Exhibits

              1. Financial Statements
                                                                Page Number
                 Independent Auditors' Report                         F-3
                 Balance Sheets                                       F-4
                 Statements of Operations                             F-5
                 Statements of Partners' Capital                      F-6
                 Statements of Cash Flows                             F-7
                 Notes to Financial Statements                        F-8

          All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

          Exhibit                                                         Page
          Number        Exhibit Name                                     Number

             3      Leastec Income Fund III Limited Partnership
                    Agreement (Incorporated by reference from
                    Exhibit A on Form S-1 filed with the Commission on November 1, 1985 File Number 2-99435)

         (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ending December 31, 1995.

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    LEASTEC INCOME FUND III
                                    (Registrant)

                                    By: LEASTEC CORPORATION
                                    General Partner


Dated: March 30, 1996               By:
                                    ERNEST LAVAGETTO
                                    President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: March 30, 1996               By:
                                    Ernest Lavagetto; Director,
                                    Leastec Corporation