Form 10-Q
period 1996-03-31
LEASTEC INCOME FUND III
filed 1996-04-29
CIK 773911

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996       Commission file number 299435

                   Leastec Income Fund III
              A California Limited Partnership
     (Exact name of registrant as specified in its charter)
        California                         68-0066209

(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                          Number)


    2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (510) 938-3443
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                  Part 1.  Financial Information
                     LEASTEC INCOME FUND III
                 A California Limited Partnership

                   CONDENSED BALANCE SHEETS
                           (Unaudited)

                                               March 31      December 31
                                                 1996            1995
ASSETS:
Cash                                          $ 536,193     $  706,443
Accounts receivable                                  78         87,417
Net investment in direct financing leases       354,556        541,980
Equipment on operating leases, net of
    accumulated depreciation of $6,166
    in 1996 and $6,166 in 1995                        0              0
Equipment held for sale or lease, net of
    accumulated depreciation of $-0- in
    1996 and $-0- in 1995.                            0              0
                                               ________      _________
    Total assets                              $ 890,827     $1,335,840
                                               ========      =========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                      $   2,767        $   2,767
Accounts payable                               40,442           64,323
Deposits                                       34,285           43,818
Prepaid rental income                           1,779            2,944
Distributions payable                         263,158          368,421
Notes payable                                       0                0
                                              _______          _______
    Total liabilities                         342,431          482,273
                                              _______        _________
Partners' capital:
Partners' capital                             548,396          853,567
                                              _______        _________
    Total partners' capital                   548,396          853,567
                                              _______        _________

    Total liabilities & partners' capital    $890,827       $1,335,840
                                             ========        =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                      LEASTEC INCOME FUND III
                 A California Limited Partnership

                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                                                         Three Months
                                                             Ended
                                                           March 31

                                                     1996          1995
                                                     ____          ____
Revenue:
Rental income                                     $      78     $ 68,165
Direct financing lease income                        10,176       87,548
Gain (loss) on sale of equipment                          0       13,836
Interest income                                       2,977        4,776
Other income                                          6,601        2,987
                                                     ______      _______
    Total revenues                                   19,832      177,312
                                                     ______      _______

Expenses:
Management fees                                      14,519       35,885
General & administrative                             40,528       47,104
Data processing                                       6,798        8,673
lnterest expense                                          0        2,020

                                                     ______      _______

Total expenses                                       61,845       93,682
                                                     ______      _______
Net Income (loss)                                  $(42,013)     $83,630
                                                     ======      =======
Net income (loss) per limited
  partnership unit                                 $  (0.53)     $  1.06
                                                    =======      =======

               The accompanying notes are an integral
            part of these condensed financial statements.

                    LEASTEC INCOME FUND III
                A California Limited Partnership

                   STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                         Three Months
                                                            Ended
                                                           March 31
                                                       1996       1995
                                                       ____       ____

Cash flows from operating activities:
  Net income                                        $ (42,013)    83,630
    Adjustments to reconcile net income to net
    cash provided by operating activities:
Loss on disposition of equipment                            0    (13,836)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable         87,339    (31,064)
    Decrease in payable to affiliates                       0    (14,735)
    Decrease in accounts payable                      (23,881)   (55,630)
    Decrease in deposits                               (9,533)    (8,888)
    Decrease) in prepaid rental income                 (1,165)    (2,722)
    Decrease in distributions payable                (105,263)  (152,631)
                                                      _______    _______
  Net cash used by operating activities               (94,516)  (195,876)
                                                      _______    _______
Cash flows from investing activities:
    Proceeds from disposition of equipment                  0     13,836
    Decrease in net investment in direct
      financing leases                                187,424    356,876
                                                      _______    _______
  Net cash provided by investing activities           187,424    370,712
                                                      _______    _______
Cash flows from financing activities:
    Repayment of notes payable                              0    (17,654)
    Net distributions to partners                   (263,158)   (315,789)
                                                     _______     _______
  Net cash used in financing activities             (263,158)   (333,443)
                                                     _______     _______
Net decrease in cash                                (170,250)   (158,607)
  Cash at beginning of period                        706,443     645,072
                                                     _______     _______
  Cash at end of period                            $ 536,193   $ 486,465
                                                     =======     =======

             The accompanying notes are an integral
           part of these condensed financial statements.

                    LEASTEC INCOME FUND III
               A California Limited Partnership

             NOTES TO CONDENSED FINANCIAL STATEMENTS

      March 31, 1996, March 31, 1995 and December 31, 1995
                        (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of March 31, 1996, March 31, 1995 and December 31, 1995.

    As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1996 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2.  Wind Down Phase
    _______________
    The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its eleventh full year of operation, December 1996.

                        LEASTEC INCOME FUND III
                    A California Limited Partnership

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. This is the Registrant's final year of operation.
    All of the Registrant's operating leases have terminated. As operating leases terminate, the equipment is sold. The remaining lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines.
The cash balances and related interest income fluctuates according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts. The Partners will not receive a 100% return of their original investment because of shortfalls in portfolio performance during the life of the Partnerhsip.
    The Registrant reported a net loss of $42,013 or $0.53 per Limited Partnership Unit for the three months ended March 31, 1996 as compared to net income of $86,630 or $1.06 per Limited Partnership Unit for the three months ended March 31, 1995.
    Total revenues for the three months ended March 31, 1996, were $19,832 compared to $177,312 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases due to the gradual liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 85% of the total income for the period, with the remaining 15% being interest income.
    Direct financing lease income decreased from March 31, 1995, to March 31, 1996, ($84,548 to $10,176 respectively). The net investment in direct financing leases decreased from $541,980 at March 31, 1995, to $354,556 at March 31, 1996.
    Interest income decreased because the Registrant held lower cash balances due to distributions to Partners and lease termination's during the first three months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the three months ended March 31, 1996, were $61,845 compared to $93,682 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 89% of the total expenses. Interest expense decreased from March 31, 1995, to March 31, 1996, ($2,020 to $-0- respectively).
    General and administrative costs decreased from $47,104 for the first three months of 1995 to $40,528 for the same period in 1996. The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by to the Partnership Agreement's requirements for, Regulatory and Partner reporting which will continue at this level until the Registrant's final close of operations.

Liquidity and Capital Resources
_______________________________

    Cash used by operating activities for the three months ended March 31, 1996, was $94,516 compared to $195,876 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio.

    Cash provided by investing activities decreased from $ 370,712 in the first quarter of 1995 to $187,424 for the first quarter of 1996, reflecting lease termination and fluctuation of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.
    Cash provided by investing activities was used to repay notes payable of $17,654 in the first three months of 1995 compared to $-0- for the same period in 1996.

    As of March 31,1996, the Fund's partners were allocated cash distributions of $263,158 payable on April 15, 1996. The size of investor distributions depend on the timing of lease termination's and collections of rents. As a result of the decreasing portfolio of leases, this amount can be expected to gradually decrease during 1996.
    The cash balance decreased from $645,072 at December 31, 1994, to $486,465 at March 31, 1995, and increased to $706,443 at December 31, 1995, then decreased to $536,193 at March 31, 1996.
    The cash position as of March 31, 1996, was $536,193. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               None.

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

                                   LEASTEC INCOME FUND III (Registrant)
                                   LEASTEC CORPORATION,
                                   General Partner


Date:  April 28, 1996              By:  _____________________________
                                        Ernest V. Lavagetto, President