Form 10-Q
period 1996-06-30
LEASTEC INCOME FUND III
filed 1996-07-31
CIK 773911

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996       Commission file number 299435

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

                   CONDENSED BALANCE SHEETS
                           (Unaudited)

                                                June 30      December 31
                                                 1996           1995
                                                ------       -----------
ASSETS:
Cash                                          $ 337,326     $  706,443
Accounts receivable                                   0         87,417
Net investment in direct financing leases       235,660        541,980
Equipment on operating leases, net of
    accumulated depreciation of $6,166
    in 1996 and $6,166 in 1995                        0              0
Equipment held for sale or lease, net of
    accumulated depreciation of $-0- in
    1996 and $-0- in 1995.                            0              0
                                               --------      ---------
    Total assets                              $ 572,986     $1,335,840
                                               ========      =========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                        $  6,090      $    2,767
Accounts payable                                44,349          64,323
Deposits                                        26,438          43,818
Prepaid rental income                                0           2,944
Distributions payable                          105,263         368,421
Notes payable                                        0               0
                                               -------       ---------
    Total liabilities                          182,140         482,273
                                               -------       ---------
Partners' capital:
Partners' capital                              390,846         853,567
                                               -------       ---------
    Total partners' capital                    390,846         853,567
                                               -------       ---------

    Total liabilities & partners' capital    $ 572,986      $1,335,840
                                              ========       =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                      LEASTEC INCOME FUND III
                 A California Limited Partnership

                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)


                                          Six Months              Quarter
                                             Ended                 Ended
                                            June 30               June 30
                                        1996       1995       1996      1995
                                        ----       ----       ----      ----
Revenue:
Rental income                        $     78   $118,385          0    50,220
Direct financing lease income          16,831    191,120      6,655   103,572
Gain (loss) on sale of equipment            0    112,731          0    98,895
Interest income                         4,754      8,840      1,777     4,064
Other income                            6,601    124,963          0   121,976
                                      -------    -------     ------   -------
    Total revenues                     28,264    556,039      8,432   378,727
                                      -------    -------     ------   -------

Expenses:
Management fees                        22,886     91,940      8,367    56,055
General & administrative               87,343     97,167     46,815    50,063
Data processing                        12,335     16,946      5,537     8,273
lnterest expense                            0      3,064          0     1,044
                                      -------    -------     ------   -------

Total expenses                        122,564    209,117     60,719   115,435
                                      -------    -------     ------   -------
Net Income (loss)                    $(94,300)  $346,922   $(52,287) $263,292
                                      =======    =======     ======   =======

Net income (loss) per limited
  partnership unit                   $  (1.20)  $   4.40   $  (0.66) $   3.34
                                      =======    =======     ======   =======

               The accompanying notes are an integral
            part of these condensed financial statements.

                    LEASTEC INCOME FUND III
                A California Limited Partnership

                   STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                              Six Months
                                                                 Ended
                                                                June 30
                                                         1996           1995
                                                         ----           ----

Cash flows from operating activities:
  Net (loss) income                                   $ (94,300)     346,922
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on disposition of equipment                          0     (112,731)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable           87,417      (26,220)
    Increase (decrease) in payable to affiliates          3,323      (11,508)
    Decrease in accounts payable                        (19,974)     (54,725)
    Decrease in deposits                                (17,380)     (67,303)
    Decrease in prepaid rental income                    (2,944)      (4,609)
    (Decrease) increase in distributions payable       (263,158)     163,153
                                                        -------    ---------
  Net cash (used) provided by operating activities     (307,016)     232,979
                                                        -------    ---------
Cash flows from investing activities:
    Proceeds from disposition of equipment                    0      126,364
    Decrease in net investment in direct
      financing leases                                  306,320      942,128
                                                        -------    ---------
  Net cash provided by investing activities             306,320    1,068,492
                                                        _______    _________
Cash flows from financing activities:
    Repayment of notes payable                                0      (44,864)
    Net distributions to partners                      (368,421)    (947,265)
                                                        -------    ---------
  Net cash used in financing activities                (368,421)    (992,129)
                                                        -------    ---------
Net (decrease) increase in cash                        (369,117)     309,342
  Cash at beginning of period                           706,443      645,072
                                                        -------    ---------
  Cash at end of period                               $ 337,326   $  954,414
                                                        =======    =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                    LEASTEC INCOME FUND III
               A California Limited Partnership

             NOTES TO CONDENSED FINANCIAL STATEMENTS

        June 30, 1996, June 30, 1995 and December 31, 1995
                        (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of
    June 30, 1996, June 30, 1995 and December 31, 1995.

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

                        LEASTEC INCOME FUND III
                    A California Limited Partnership

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996. This is the Registrant's final year of operation.
    All of the Registrant's operating leases have terminated. As operating leases terminated the equipment was sold. The remaining lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income of the Registrant is rapidly declining as the lease portfolio size declines. The cash balances and related interest income fluctuates according to the cash flow from rents and finance lease terminations during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts. It is anticipated that the Partners will receive a return of approximately 80% of their original investment because of shortfalls in portfolio performance and a difficult economic environment during the life of the Partnerhsip.
    The Registrant reported a net loss of $94,300 or $1.20 per Limited Partnership Unit for the six months ended June 30, 1996 as compared to net income of $346,922 or $4.40 per Limited Partnership Unit for the six months ended June 30, 1995.
    Total revenues for the six months ended June 30, 1996, were $28,264 compared to $556,039 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases due to the gradual liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 83% of the total income for the period, with the remaining 17% being interest income.
    Direct financing lease income decreased from June 30, 1995, to June 30, 1996, ($191,120 to $16,831 respectively). The net investment in direct financing leases decreased from $1,345,006 at June 30, 1995, to $235,660 at June 30, 1996.
    Interest income decreased because the Registrant held lower cash balances due to distributions to Partners and lease termination's during the first six months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the six months ended June 30, 1996, were $122,564 compared to $209,117 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 90% of the total expenses. Interest expense decreased from June 30, 1995, to June 30, 1996, ($3,064 to $-0- respectively).
    General and administrative costs decreased from $97,167 for the first six months of 1995 to $87,343 for the same period in 1996. The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by the Partnership Agreement's requirements for Regulatory and Partner reporting which will continue at their current level until the Registrant's final close of operations.

Liquidity and Capital Resources
_______________________________

    Cash used by operating activities for the six months ended June 30, 1996, was $307,016 compared to cash provided of $232,979 for the same period in the prior year. The decrease in cash provided by operating activities reflects the continued winding down of the operating lease portfolio and large decreases in distribution payable to Partners.

    Cash provided by investing activities decreased from $1,068,492 in the first half of 1995 to $306,320 for the first half of 1996, reflecting the final sales of operating lease equipment in the first half of 1995, lease terminations and fluctuation of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.
    Cash provided by investing activities was used to repay notes payable of $44,864 in the first six months of 1995 compared to $-0- for the same period in 1996.
    As of June 30, 1996, the Fund's partners were allocated cash distributions of $105,263 payable on July 15, 1996. The size of investor distributions depend on the timing of lease terminations and collections of rents. As a result of the decreasing portfolio of leases, the amount of each distribution can be expected to gradually decrease during 1996.
    The cash balance increased from $645,072 at December 31, 1994, to $954,414 at June 30, 1995, and decreased to $706,443 at December 31, 1995, then decreased to $337,326 at June 30, 1996.
    The cash position as of June 30, 1996, was $337,326. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

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

                                   LEASTEC INCOME FUND III (Registrant)
                                   LEASTEC CORPORATION,
                                   General Partner


Date:  July 29, 1996              By:  _____________________________
                                        Ernest V. Lavagetto, President