Form 10-Q
period 1996-09-30
LEASTEC INCOME FUND III
filed 1996-11-05
CIK 773911

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996       Commission file number 299435

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



                   CONDENSED BALANCE SHEETS
                           (Unaudited)

                                                September 30      December 31
                                                     1996              1995
                                                ------------      -----------
ASSETS:
Cash                                             $  303,915        $  706,443
Accounts receivable                                                    87,417
Net investment in direct financing leases            95,129           541,980
Equipment on operating leases, net of
 accumulated depreciation of $6,166
    in 1996 and $6,166 in 1995                            0                 0

                                                  ---------         ---------
                    Total assets                 $  399,044        $1,335,840
                                                  =========         =========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Payables to affiliates                           $        0        $    2,767
Accounts payable                                     57,293            64,323
Deposits                                             16,663            43,818
Prepaid rental income                                 9,262             2,944
Distributions payable                                21,053           368,421
Notes payable                                             0                 0
                                                   --------         ---------
    Total liabilities                               104,271           482,273
                                                   --------         ---------
Partners' capital:
Partners' capital                                   294,773           853,567
                                                   --------         ---------
    Total partners' capital                         294,773           853,567
                                                   --------         ---------

    Total liabilities & partners' capital        $  399,044        $1,335,840
 						                                           =========         =========

             The accompanying notes are an integral
           part of these condensed financial statements.

                      LEASTEC INCOME FUND III
                 A California Limited Partnership

                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)


                                        Nine Months              Quarter
                                           Ended                  Ended
                                       September 30            September 30
                                     1996        1995        1996       1995
                                    ------      ------      ------     ------
Revenue:
Rental income                      $      78   $134,139          0     15,754
Direct financing lease income         21,837    204,854      5,006     13,734
Gain (loss) on sale of equipment           0    112,731          0          0
Interest income                        6,284     12,657      1,530      3,817
Other income                           6,601    147,508          0     22,545
                                     -------   --------    -------   --------
    Total revenues                    34,800    611,889      6,536     55,850
                                     -------   --------    -------   --------

Expenses:
Management fees                       27,914    118,166      5,028     26,226
General & administrative             162,620    142,955     75,277     45,788
Data processing                       13,586     22,597      1,251      5,651
lnterest expense                           0      3,186          0        122
                                     -------    -------    -------    -------

Total expenses                       204,120    286,904     81,556     77,787
                                     -------    -------    -------    -------
Net Income (loss)                  $(169,320)  $324,985   $(75,020)  $(21,937)
                                    ========    =======    =======    =======

Net income (loss) per limited
  partnership unit                 $   (2.15)  $   4.12   $  (0.95)  $ (0.28)
                                    ========    =======    =======    =======

               The accompanying notes are an integral
            part of these condensed financial statements.

                    LEASTEC INCOME FUND III
                A California Limited Partnership

                   STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                    						  Nine Months
                                                        		     Ended
                                            	              September 30
                                      						            1996           1995
                                     						            ------         ------

Cash flows from operating activities:
  Net (loss) income                                 $ (169,320)      324,985
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Loss on disposition of equipment                         0      (112,731)
  Change in assets and liabilities:
    Decrease in accounts receivable                     87,417        46,124
    Decrease in payable to affiliates                   (2,767)      (15,518)
    Decrease in accounts payable                        (7,030)      (51,436)
    Decrease in deposits                               (27,155)     (207,883)
    Increase (decrease) in prepaid rental income         6,318        (4,609)
    Decrease in distributions payable                 (347,368)     (205,263)
                                                      --------      --------
  Net cash (used) by operating activities             (459,905)     (226,331)
                                                      --------     ---------
Cash flows from investing activities:
    Proceeds from disposition of equipment                   0        89,050
    Proceeds from sale of direct financing leases   				   		0        37,313
    Decrease in net investment in direct
      financing leases                                 446,851     1,265,345
                                                      --------     ---------
  Net cash provided by investing activities            446,851     1,391,708
                                                      ________     _________
Cash flows from financing activities:
    Repayment of notes payable                               0       (44,864)
    Net distributions to partners                     (389,474)   (1,210,424)
                                                      --------     ---------
  Net cash used in financing activities               (389,474)   (1,255,288)
                                                      --------     ---------
Net (decrease) in cash                                (402,528)      (89,911)
  Cash at beginning of period                          706,443       645,072
                                                      --------     ---------
  Cash at end of period                              $ 303,915    $  555,161
                                                      ========     =========

                The accompanying notes are an integral
             part of these condensed financial statements.

                    LEASTEC INCOME FUND III
               A California Limited Partnership

             NOTES TO CONDENSED FINANCIAL STATEMENTS

        September 30, 1996, September 30, 1995 and December 31, 1995
                        (Unaudited)

1.  Basis of Condensed Financial Statement Preparation
    __________________________________________________
    In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund III (the Partnership) as of September 30, 1996, September 30, 1995 and December 31, 1995.

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

                        LEASTEC INCOME FUND III
                    A California Limited Partnership

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Results of Operation

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant will to be fully liquidated by December 1996. This is the Registrant's final year of operation.
    All of the Registrant's operating leases have terminated. As operating leases terminated the equipment was sold. The remaining lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income of the Registrant is rapidly declining as the lease portfolio size declines. The cash balances and related interest income fluctuates according to the cash flow from rents and finance lease terminations during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.
    The Partners will have a loss of capital because of shortfalls in portfolio performance and a difficult economic environment during the life of the Partnership. The previous filing anticipated a return of original investment of approximately 80%. The percentage of capital return will vary according to the following factors: a) the timing of each partner's original investment and b) the decision to receive or reinvest distributions during the operating phase of Partnership. Those Partners that chose to reinvest acquired a larger percentage basis ownership in the Partnership and thereby, a larger share of the loss and lower return of original investment. With the close of the Partnership all of the Partners taxable losses may be applied against their taxable income.
     The Registrant reported a net loss of $169,320 or $2.15 per Limited Partnership Unit for the nine months ended September 30, 1996 as compared to net income of $324,985 or $4.12 per Limited Partnership Unit for the nine months ended September 30, 1995.
    Total revenues for the nine months ended September 30, 1996, were $34,800 compared to $611,889 for the same period in the prior year. This decrease reflects a reduced rental income from both operating and finance leases due to the rapid liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 82% of the total income for the period, with the remaining 18% being interest income.
    Direct financing lease income decreased from September 30, 1995, to September 30, 1996, ($204,854 to $21,837 respectively). The net investment in direct financing leases decreased from $1,021,790 at September 30, 1995, to $95,129 at September 30, 1996.
    Interest income decreased because the Registrant held lower cash balances due to distributions to Partners and lease termination's during the first nine months of 1996 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the nine months ended September 30, 1996, were $204,120 compared to $286,904 for the same period in the prior year. Management fees, interest, and general and administrative costs comprised 93% of the total expenses. Interest expense decreased from September 30, 1995, to September 30, 1996, ($3,186 to $-0- respectively).
    General and administrative costs increased from $142,955 for the first nine months of 1995 to $162,620 for the same period in 1996. The variable expenses of the Registrant have been reduced steadily as the liquidation progressed. There are certain fixed expenses caused by the Partnership Agreement's requirements for Regulatory and Partner reporting which will continue at their current level until the Registrant's final close of operations.

Liquidity and Capital Resources
_______________________________

    Cash used by operating activities for the nine months ended September 30, 1996, was $495,905 compared to $226,331 for the same period in the prior year. The decrease in cash provided by operating activities reflects the continued winding down of the operating lease portfolio and decreases in distribution payable to Partners.
    Cash provided by investing activities decreased from $1,391,708 in the first three quarters of 1995 to $446,851 for the first three quarters of 1996, reflecting the final sales of operating lease equipment in the first half of 1995, lease terminations and decline of rental receipts from the direct finance lease portfolio. As rental payment on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decreases and the return of principal portion increases.
    Cash provided by investing activities was used to repay notes payable of $44,864 in the first nine months of 1995 compared to $-0- for the same period in 1996.
    As of September 30, 1996, the Fund's partners were allocated cash distributions of $21,053 payable on October 15, 1996. The size of cash available for distribution depends on the timing of lease terminations and collections of rents. As a result of the decreasing portfolio of leases, the amount of each distribution can be expected to decrease during the remainder of 1996.
    The cash balance increased from $645,072 at December 31, 1994, to $555,161 at September 30, 1995, and increased to $706,443 at December 31, 1995, then decreased to $303,915 at September 30, 1996.
    The cash position as of September 30, 1996, was $303,915. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses of the Partnership during 1996.

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

                                   LEASTEC INCOME FUND III (Registrant)
                                   LEASTEC CORPORATION,
                                   General Partner


Date:  November 4, 1996            By:  _____________________________
                                        Ernest V. Lavagetto, President