Form 10-K
period 1996-12-31
LEASTEC INCOME FUND III
filed 1997-03-31
CIK 773911

<Page 1>

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                               Act of 1934

For the fiscal year ended                        Commission file number
 December 31, 1996                                      2-99435

                         LEASTEC INCOME FUND III
                    A CALIFORNIA LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

      California                                         68-0066209
(State or other jurisdiction of                  (I.R.S. Employer Identifi-
incorporation or organization)                         cation Number)

2855 Mitchell Drive, Suite 215, Walnut Creek, CA            94598
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:         (510) 938-3443

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

                                  X
                    DOCUMENTS INCORPORATED BY REFERENCE
                     EXHIBIT INDEX LOCATED AT PAGES  24


<Page  2>

TABLE OF CONTENTS

Item No.                                                         Page No.

Item   1    Business                                                    3

Item   2    Properties                                                  4

Item   3    Legal Proceedings                                           4

Item   4    Submission of Matters to a Vote of Security Holders         4

Item   5    Market for the Registrant's Common Equity and
            Related Stockholder Matters                                 5

Item   6    Selected Financial Data                                     6

Item   7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6

Item   8    Financial Statements and Supplementary Data                 9

Item   9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        21

Item  10    Directors and Executive Officers of the Registrant         22

Item  11    Executive Compensation                                     22

Item  12    Security Ownership of Certain Beneficial Owners and
            Management                                                 23

Item  13    Certain Relationships and Related Transactions             23

Item  14    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                   24

<Page  3>

Item   1.   BUSINESS

     Prior to 1993, the Registrant's primary business was to acquire a diversified portfolio of capital equipment for lease subject to operating and finance leases with terms of 36 to 60 months. The equipment leased was selected by the lessees and was purchased directly from the manufacturer, independent third parties and the lessees (via sale lease back transactions). Operating leases, primarily of data processing equipment, are those in which the Registrant maintains ownership of the equipment at the end of the lease. Finance leases are those in which the lessee is contractually obligated to purchase the equipment at a predetermined amount at the end of the lease.
Since the Operating leases did not transfer ownership through a purchase obligation, the Registrant is dependent on re-lease or sale of the equipment to realize a profitable return on its investment in the leased equipment.
     Prior to 1993, the Registrant reinvested cash in excess of partners distributions into new lease transactions. Starting in 1993, the Registrant began to wind down its leasing operations by returning all cash proceeds from operations to the partners through quarterly distributions. During the wind down or liquidation phase, cash proceeds from the rents, equipment sold and all available cash from operations have been distributed to the limited partners in proportion to their respective tax basis capital accounts. The Registrant was fully liquidated as of December 31, 1996.
     During fiscal 1996, the Registrant fully liquidated its lease and equipment portfolio. The Registrant accrued the final distribution of $97,167 as of December 31, 1996 paid in February 1997. With the final distribution all assets will have been disposed of and all proceeds were distributed. The Partnership was formed in 1985 with a capitalization of $20,000,000. Limited partner distributions from inception to close of the Partnership were as follows:

               Year              Total Distribution Made
               ----              -----------------------
               1985                   $     5,030
               1986                     1,080,276
               1987                     1,757,055
               1988                     1,898,035
               1989                     2,029,950
               1990                     2,065,715
               1991                       531,318
               1992                       535,565
               1993                     1,499,913
               1994                     2,050,254
               1995                     1,499,902
               1996                       467,167
                                     ------------
               Total                 $ 15,420,180
                                     ============

     Distributions noted herein are on an accrual basis of accounting as shown on the Statement of Partners' Capital. The Registrant has accrued a liquidation distribution of $97,167 to the limited partners for the quarter ended December 31, 1996. Although the Registrant had until December 1997 to liquidate its operations, the Registrant was fully liquidated at the end of its eleventh full year of operation, December 1996.

<PAGE 4>
     The Registrant failed to return 100 % of its invested capital. This loss was primarily caused by the failure of the Operating lease equipment to achieve its residual values. As reported in the 1990 Form 10-K residual values were adversely impacted by factors discussed below including intense competition from IBM Credit Corporation. Under an operating lease the risk of ownership remains with the lessor and is not passed on to the lessee. An operating lease yield depends entirely on the realization of residual expectations in order for the lessor to achieve a positive return. The partnership's greatest risk area was the residual values on its operating lease portfolio, and this was the area in which the largest shortfalls occurred. Residual values can be realized either by the sale or re-lease of equipment. In either case, the demand for used equipment is affected by the cost of substitutes and the strength or weakness in the general economy. Substitute new equipment may be more desirable than used equipment because it has higher performance levels and if the cost to maintain older equipment is high. Re-lease revenues are also affected by interest rate levels. A lower interest rate environment will reduce the monthly rent which can be charged for equipment.


Competition

     While the Registrant is no longer seeking new leases, it has competed in the past with manufacture leasing companies, independent leasing companies, affiliates of banks, commercial credit companies and other leasing partnerships. Competition with these entities was based primarily on lease rates and terms as well as the type and amount of equipment. In addition the condition and relative obsolescence of equipment are major factors in the Partnership's ability to re-lease or sell its equipment from operating leases. Other factors include the demand for a type of equipment, the cost of maintenance, the availability of financing, trends in the economy, interest rates, tax laws as well as many other factors over which neither the Registrant nor its competitors have control.

Working Capital

     The Partnership maintains cash reserves for normal operating expenses, working capital and certain leasing costs such as payment of personal property taxes, refurbishment cost and repossession costs. The Registrant has no statistical information to compare its reserves with those of its competitors.
     The Registrant had no employees. Leastec Corporation performed all management duties for the Fund. In 1996, the General Partner of the Registrant, Leastec Corporation, received management fees of seven percent (7%) of the Registrant's gross receipts, or $34,893, for managing the Registrant's operations.
     The Registrant's revenues, income, and assets for the years ended
December 31, 1996, 1995, and 1994, are as follows:

                                       1996          1995        1994
                                       ----          ----        ----
       Total Revenues              $   69,345   $  724,735  $ 1,204,453
       Net (Loss) Income             (366,926)     396,074      469,972
       Assets                         293,433    1,335,840    2,995,740

<PAGE 5>
Item  2.  PROPERTIES

          The Registrant has no plants, mines or other physical properties. At December 31, 1996, the portfolio of leases was fully liquidated. The equipment previously on lease had consisted primarily of data processing equipment, office furniture, instrumentation and semi-conductor fabrication equipment.

Item  3.  LEGAL PROCEEDINGS

          The Registrant is not a party to any material pending legal proceedings at this time.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the period from September 30, 1996 to December 31, 1996, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (a) The Registrant's Limited Partner Units and General Partner's Units are not publicly traded. There is no established public trading market for such Units and none is expected to develop. However the Registrant's units are freely transferable. The General Partner may at its sole discretion determine that the transfer of a unit will not become effective if such transfer is restricted or prohibited under Federal or state securities laws. In addition, the General Partner, in its sole judgment may determine that a transfer will not become effective if it would result in the premature termination of the Partnership for Federal income tax purposes or increase the risk of reclassification of the Registrant under the publicly traded partnership provisions of the Revenue Act of 1987 (the 1987 Act) or cause the Partnership to be reclassified as an association taxable as a corporation under Federal income tax regulations. The 1987 Act contains provisions which have an adverse impact on investors in "publicly traded partnerships," which include partnerships whose interests are traded either on an established securities market or are readily tradable on a secondary market. If the Partnership were to be classified as a "publicly traded partnership", the Partnership would be taxed as a corporation as of the time public trading was deemed to commence. The general partner has represented that it will take all action necessary to restrict transfers to assure that the units will not become readily tradable on a secondary market or substantial equivalent. To accomplish that goal the General Partner intends to restrict the transfer of Units to the extent necessary to comply with IRS Notice 99 containing safe harbors for the transfer of partnership interest.

         (b)  The number of holders of partnership interests is set forth below:

              Title of Class                   Number of Holders as of
                                                  December 31, 1996

              Limited Partner Units                   2,532
              General Partner's Units                   1

<PAGE 6>
         (c)  Distributions

              During 1996, the Registrant made four (4) quarterly distributions and accrued a fifth distribution in the amount of $97,167 for the quarter ended December 31, 1996 (the first distribution in 1996 related to 1995) to all limited partners as follows:

           Period Ended             Payment       Distributions per $250
                                                     Investment Unit
           ___________              -------       ----------------------
           December 31, 1995      January 1996             $4.71
           March 31, 1996         April 1996               $3.36
           June 30, 1996          July 1996                $1.35
           September 30, 1996     October 1996             $0.27
           December 31, 1996      February 1997            $1.24

Item  6.  SELECTED FINANCIAL DATA

                            YEARS ENDED DECEMBER 31,
                     (in thousands, except per unit data)

                                        1996    1995    1994    1993    1994
                                        ----    ----    ----    ----    ----
  Total revenues                          69     725   1,204   1,761   2,521
  Net (loss) income                     (367)    396     470     572     475
  Total assets at December 31            293   1,336   2,996   5,090   7,452
  Long-term portion of notes payable       0       0       0      43     927
  Distributions declared to partners     487   1,578   2,158   1,579     564
  Net (loss) income per weighted
    average limited partner unit
    outstanding                        (4.90)   4.02    4.59    6.25    4.92

          Cash dividends declared per limited partner unit data is not applicable as cash distributions were distributed to those investors electing to receive them at a fixed rate as determined by the general partner based on the investors original investment for years
          1986 - 1992. Distributions for the subsequent quarters were based on each partner's tax basis capital account.

          The above selected financial data should be read in conjunction with the audited financial statements and related notes to the financial statements appearing in Item 8 of the Form 10-K.

<PAGE 7>
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Basis of Condensed Financial Statement Preparation

          The partnership has presented its 1996 financial statements to reflect its leasing liquidation activities on a basis consistent with prior periods. The partnership has complete its leasing activities and has distributed its remaining net assets (cash) to the partners and has dissolved the partnership.

Results of Operations

Life of the Registrant

      The Registrant began operations in late 1986. In 1986, the registrant invested its initial capital into operating leases of IBM equipment in accordance with the partnership agreement and investment prospectus. Under an operating lease the risk of ownership remains with the lessor. The expectation is that the equipment will retain its value and that the lessor will realize profits through the sale or re-lease of the equipment. Historically the Leasing Industry had experienced success with operating leases because the life of IBM computer equipment had exceed the life of the initial lease contract. However at the end of the 1980's and the beginning of the 1990's this fundamental premise changed to the detriment of the partnership's investment. At that time International Data Corporation (IDC) provided residual value estimates to the Leasing industry through their Lease Planning Service (LPS). The following is an example of the unexpected changes which swept through the computer leasing industry in the period from 1989 to 1992. In October of 1986, IDC estimated that an IBM 3380-AD4 disk drive would have a wholesale residual value of 27% of original cost in 1990. By 1990 the wholesale cost had dropped to 5% to 10% representing a 60% to 80% shortfall in residual expectations.
This dramatic drop in value was caused by a surge of technological changes in the computer industry. As reported in prior year Forms 10-K, particularly
1990, residual values were impacted by increased competition from IBM Credit Corporation. IBM was forced to cut prices and lease rates in order to compete with newer technologies. The following is another example of the magnitude of these technologicial changes. At the end of 1986 a new IBM 700 megabyte disk drive sold for about $70,000. By 1996 it was possible to buy a PC 2.1 gigabit disk drive (200% larger than 700 megabyte) for $350. While an IBM disk drive and a PC disk drive work in different computing environments, this example still shows the magnitude of the technological changes which were competing with IBM equipment and reducing the residual value of its equipment. The dramatic failure of IBM equipment to maintain its value in the face of competitive technological changes was also evidenced by the decline of IBM stock value from $120 to $150 in 1986 to $50 to $40 by 1993. During this time the demand for main frame computer decreased as competing lower cost substitute systems became available.

     An additional contributing cause to the registrant's failure to return capital was the bankruptcy of Unicom Computer Corporation, one of the two original General Partners, in the fall of 1988. As a result, certain rental receipts were withheld by lessees for several months as claims by Unicom creditors were worked out. In addition, certain pieces of equipment were tied up and leasing activities were disrupted for almost nine months. At about this same time in 1989, IBM Credit Corp. became extremely competitive forcing lease rates down. This made it increasingly difficult for the partnership to find transactions which met its yield requirements. The competitive force from IBM Credit Corp. exacerbated a decline in rates as the general level of interest rates also began to fall.

<PAGE 8>
     Starting in 1989, the registrant diversified the equipment portfolio away from IBM by leasing Digital Equipment Corp. (DEC) equipment and non-computer assets subject to operating leases. The DEC equipment while serving a different marketplace (the so-called mini-computer market as opposed to the mainframe IBM market) also suffered from extreme residual value shortfalls caused by the introduction of competing personal computer and client/server technologies. In 1991 the registrant engaged in finance leasing to eliminate the risk of residual values. Finance leases passed the risk of ownership to the lessees by requiring them to buy the equipment at the end of the lease.
However, these leases were written in a decreasing interest rate environment. These interest rate decreases were caused in part by the recession of 1990 to 1992. The market interest rates were at levels below those required to return 100% capital to the investors. Distributions were reduced at that time, but continuing losses on the IBM equipment undercut efforts to earn back lost capital. The 1991 switch to finance leases was approved by a vote of 88% of the limited partnership units. This vote was required not only to allow the shift of the asset mix away from operating leases but to change the type of credit which could be accepted by the registrant. In general finance leases are used by companies which are privately owned and smaller with higher risk of credit default. While there were credit defaults as a result of this change, they were significantly smaller than those incurred by residual value losses. The switch to finance leases did not have enough time to rebuild the capital lost as equipment was sold from the operating lease portfolio before the partnerships liquidation date was reached. In summary the largest risk position in the registrants portfolio was in residual values of computer equipment, and it was the shortfalls in these residual values which was responsible for the registrant's losses.

1996 versus 1995

     The Registrant completed eleven (11) full years of operations and has fully liquidated all its assets. During the wind down or liquidation phase of the Partnership, all cash flows in excess of partnership expenses were distributed to the limited partners in proportion to their respective tax basis capital accounts.
     Comparisons to prior year activities are limited due to the liquidation of the Registrants assets during this final year of the Partnership.
     The equipment on operating leases and the equipment held for sale was disposed or fully depreciated as of late 1994 and, therefore, not a major factor in the operations of 1995 and 1996. Consequently, operating lease income was $78 in 1996 compared to $177,797 for 1995 and depreciation expense was eliminated for 1995 and 1996. Rental income from operating leases comprised 16.3% of total revenue during 1995. The remaining revenue consists of direct financing lease income, interest, and the recovery of an operating lease previously written off because of the bankruptcy of a lessee. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decreased size of the lease portfolio subject to operating leases. Direct financing lease income decreased from $251,036 in 1995 to $33,762 in 1996 as the finance lease portfolio decreased.
     Direct services from general partners remained fairly constant at $74,801 in 1996, $78,103 in 1995 and $73,063 in 1994. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The expense remained constant because a minimal staff was required to complete the activities of the Partnership.
     General and administrative expenses decreased from $220,621 in 1994 to $147,244 in 1995 and increased to $271,959 in1996 due to the accrual of closing expenses required to meet the regulatory requirements of tax authorities and reporting requirements of the Limited Partnership Agreements.

<PAGE 9>
     Total operating expenses decreased from $734,481 in 1994 to $328,661 in 1995 and increased to $436,271 in 1996 because of the write off of a lease to a bankrupt lessee and closing expenses mentioned above. The majority of the decrease from 1994 to 1995 related to the reduction of depreciation expense on the operating lease portfolio and a write off of a direct finance lease in 1994.
     The foregoing factors resulted in the Registrant reporting a net loss in 1996 of ($366,926) and net income of $396,074 in 1995 compared to $469,972 for
1994.

Liquidity and Capital Resources

     Operating activities used cash flow of $142,527 in 1996 and $101,244 in 1995. The increase from year to year is a result of the rapid decline in the size of the lease portfolio compared to the size of the direct finance lease portfolio and the liquidation of the Registrant's assets.
     Investing activities (which includes the payment of cash allocable to return of principal under finance leases) provided net cash of $1,886,323 in 1995 and $487,412 in 1996. The entire 1996 amount was from finance leases.
The decrease in the net investment in direct financing leases occurs naturally as the lease obligations are amortized by payment of rents. The sale of equipment related to direct financing leases and operating leases provided no cash in 1996 and amounts totaling $329,964 in 1994 and $89,050 in 1995.
     All notes were fully retired at the end of 1995 therefore cash from financing activities was not used to repay notes payable in 1996, but were used in amounts totaling $44,864 in 1995 and $135,477 in 1994. Cash from financing activities was also used to make the liquidating distributions to Partners, which amounted to $2,158,162 in 1994, $1,578,844 in 1995 and the closing distributions totaling $486,641 in 1996.
     The cash position fluctuated during the liquidation years of the Registrant. Cash available from lease rentals, terminations and sale of equipment was used first to pay expenses and then distributed to the Partners. The cash available varied quarter to quarter and year to year according to the timing of the receipts of rents, sales and termination receipts.

<Page 10>

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        LEASTEC INCOME FUND III
                   (A California Limited Partnership)

                      INDEX TO FINANCIAL STATEMENTS


                                                               Page Number
          Independent Auditors' Report                             F-3


            Financial Statements:

              Balance Sheets - December 31, 1996 and 1995          F-4

              Statements of Operations For The Years Ended
                December 31. 1996, 1995, and 1994                  F-5

              Statements of Partners' Capital For The
                Years Ended December 31, 1996, 1995 and 1994       F-6

              Statements of Cash Flows For The Years Ended
                December 31, 1996, 1995 and 1994                   F-7

              Notes to Financial Statements                        F-8






<Page 11>

                     Independent Auditors' Report



The Partners
Leastec Income Fund III:


We have audited the accompanying balance sheets of Leastec Income Fund III (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership discontinued operations on December 31, 1996 and intends to make the final liquidating cash distribution to the partners in 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund III (a California limited partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



February 7, 1997

Signed (KPMG Partner)

<Page  12>

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                              Balance Sheets

                        December 31, 1996 and 1995

                   Assets                             1996            1995
                   ------                             ----            ----
Cash and cash equivalents                         $ 293,433      $  706,443
Receivables, net:
    Rent                                                ---            3,338
    Other                                               ---           84,079
Net investment in direct financing leases               ---          541,980
Equipment on operating leases, net of
  accumulated depreciation of $0
  in 1996 and $6,166 in 1995                            ---              ---
                                                  ---------       ----------
                                                  $ 293,433       $1,335,840
                                                  =========       ==========

Liabilities and Partners' Capital

Trade accounts payable                            $ 193,787           64,323
Distributions payable to partners                    97,167          368,421
Due to affiliates                                     2,479            2,677
Deferred rent revenue                                   ---            2,944
Deposits                                                ---           43,818
                                                  ---------       ----------
      Total liabilities                             293,433          482,273

Partners' capital
    General partner: Authorized 808 units;
      issued and outstanding 807 units in
      in 1996 and 1995                                  ---              200
    Limited partners: Authorized 80,000
       units; issued and outstanding 78,821
       units in 1996 and 1995                           ---          853,367
                                                  ---------       ----------

       Total partners' capital                          ---          853,567
                                                  ---------       ----------
                                                  $ 293,433       $1,335,840
                                                  =========       ==========

    See accompanying notes to financial statements.

<Page 13>

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                          Statement of Operations

               Years ended December 31, 1996, 1995, and 1994


                                               1996         1995       1994
                                               ----         ----       ----
Revenues:
   Operating lease income                  $       78     117,797    439,607
   Direct financing lease income               33,762     251,036    354,831
   Interest and other income                   25,505      46,971     81,633
   Recovery on direct financing leases         10,000     181,395        ---
   Gain on disposition of direct
      financing lease equipment, net              ---      38,486        ---
   Gain on disposition of equipment, net          ---      89,050    328,382
                                            ---------    --------   --------

        Total revenues                         69,345     724,735  1,204,453
                                            ---------    --------  ---------

Expenses:
   Depreciation of equipment on
      operating leases                            ---         ---    130,703
   Management  fees                            34,893     100,004    177,065
   Loss on write-off of direct financing
      lease                                    54,568         ---    116,259
   Direct services from general partner        74,801      78,103     73,063
   Interest                                        50       3,310     16,770
   General and administrative                 271,959     147,244    220,621
                                            ---------   ---------   --------

               Total Expenses                 436,274     328,661    734,481
                                            ---------   ---------   --------

               Net (loss) Income            $(366,926)    396,074    469,972
                                            =========   =========   ========

Net (loss) income per weighted
    average limited partner unit
    outstanding                             $  (4.90)        4.02       4.59
                                            ========     ========   ========

See accompanying notes to financial statements.

<PAGE 14>

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                      Statements of Partners' Capital

               Years ended December 31, 1996, 1995, and 1994

                                            General      Limited
                                            Partner     Partners     Total
                                            -------     --------     -----
Partners' capital, December 31, 1993      $     200    3,724,327    3,724,527
Net income                                  107,908      362,064      469,972
Distributions to partners                  (107,908)  (2,050,254)  (2,158,162)
                                          ---------   ----------   ----------
Partners' capital, December 31, 1994            200    2,036,137    2,036,337
Net income                                   78,942      317,132      396,074
Distributions to partners                   (78,942)  (1,499,902)  (1,578,844)
Partners' capital, December 31, 1995            200      853,367      853,567
                                          ---------   ----------   ----------
Net income (loss)                            19,274     (386,200)    (366,926)
Distributions to partners                   (19,474)    (467,167)    (486,641)
Partners' capital, December 31, 1996     $      ---          ---          ---
                                         ==========   ==========   ==========

See accompanying notes to financial statements.

<PAGE 15>

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                         Statements of Cash Flows

               Years ended December 31, 1996,1995, and 1994


                                                   1996       1995       1994
                                                   ----       ----       ----
Cash flows from operating activities:
 Net (loss) income                          $(366,926)     396,074      469,972
 Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
    Depreciation                                  ---          ---      130,703
      Gain on disposition of equipment            ---      (89,050)    (328,382)
      Gain on disposition of direct
        financing lease                           ---      (38,486)         ---
      Loss on write off of direct
        financing leases                       54,568          ---      116,259
    Changes in operating assets and
      liabilities:
      Receivables                              87,417      (37,546)      21,242
      Trade accounts payable                  129,464      (41,070)     (25,085)
      Due to affiliates                          (288)     (68,490)      19,256
      Deposits and deferred rent revenue      (46,762)    (222,676)    (101,923)
                                             --------     --------     --------
        Net cash (used in) provided
          by operating activities            (142,527)    (101,244)     302,042
                                             --------     --------     --------

Cash flows from investing activities:
  Net investment in direct financing
    leases                                        ---    (48,532)           ---
  Decrease in net investment in direct
    financing leases                          487,412    1,456,542    1,743,566
  Proceeds from sale of direct
    financing leases                              ---      389,263          ---
  Proceeds from disposition of equipment          ---       89,050      329,964
                                            ---------    ---------    ---------
         Net cash provided by
         investing activities                 487,412    1,886,323    2,073,530

Cash flows from financing activities:
  Repayment of notes payable
    and bank line of credit                       ---      (44,864)    (135,477)
  Distributions to partners                  (757,895)  (1,678,844)  (2,321,201)
                                            ---------   ----------   ----------
         Net cash used in financing
           activities                        (757,895)  (1,723,708)  (2,456,678)
                                            ---------   ----------   ----------

Net (decrease) increase in cash and
  cash equivalents                           (413,010)     61,371       (81,106)
Cash and cash equivalents at beginning
  of year                                     706,443     645,072       726,178
                                            ---------   ---------   -----------
Cash and cash equivalents at end of
  year                                        296,433     706,443       645,072
                                            =========   =========   ===========
Supplemental disclosure of cash flow
information:
  Cash paid for interest                    $      50       3,010        16,770
                                            =========   =========   ===========

See accompanying notes to financial statements.

<PAGE 16>
[CAPTION]

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

               Years ended December 31,  1996, 1995 and 1994


(1)  Organization and Summary of Significant Accounting Policies

    (a)  Organization

         Leastec Income Fund III (the Partnership) was formed on July 1, 1985 and commenced operations on December 6, 1985, as a California limited partnership. The Partnership was formed primarily for the purpose of purchasing, holding, leasing and selling peripheral computer equipment.

         The Partnership leased to various companies in a variety of industries throughout the United States. The Partnership's operations consisted of direct financing leases and operating leases.

         The Partnership's general partner is Leastec Corporation (Leastec). Leastec manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

         The Partnership ceased operations and prepared for a final liquidating cash distribution as of December 31, 1996. In accordance with the Partnership agreement, the general partner will distribute the net assets of the Partnership based on the limited partners' tax basis capital accounts. At December 31, 1996, the Partnership accrued $154,567 of estimated expenses, included in trade accounts payable, necessary o complete the dissolution of the Partnership. These costs include estimates for accounting, data processing, administrative expenses, regulatory filings with the SEC, income tax filings with the Internal Revenue Service and various states, and property tax filings with local governments. The General Partner commenced the dissolution in 1997.

    (b)  Allowance for Doubtful Accounts Receivable

         The Partnership provides an allowance for doubtful accounts for receivables deemed uncollectible. No allowance for doubtful accounts was recorded at December 31, 1996 and 1995, respectively.

    (c)  Net Investment in Direct Financing Leases

         Net investment in direct financing leases is the total of the future minimum lease payments and the guaranteed residual value accruing to the benefit of the lessor at the end of the lease term less the unearnd income in the lease.

         Generally, the equipment on lease secures the leases. In the event of default on a lease, the Partnership has the right to foreclose on the assets leased. Assets acquired in the foreclosure are recorded at the lesser of the net investment in the direct financing lease or their estimated fair value as of the date of the foreclosure.


                                                                  (Continued)
                                                                         F-8
<PAGE 17>
                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

(1)   Summary of Significant Accounting Policies, Continued

     (d)  Equipment on Operating Leases

          Equipment on operating leases is stated at cost less accumulated depreciation. The cost of equipment Iincludes acquisition fees paid to the general partner on the purchase price of the equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the equipment ranging from two to seven years. The estimated useful lives of equipment on operating leases and depreciation rates are adjusted to reflect changes in the estimated salvage value of the equipment at the end of the related leases caused by technological advances or other market changes during the lease term.

     (e)  Recognition of Lease Income

          Operating lease income is recognized ratably over the lease term.

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

    (h)  Net (Loss) Income Per Weighted Average Limited Partner Unit

         Net (loss) income per weighted average limited partner unit is computed by dividing the net (loss) income allocated to the limited partners (($386,200) in 1996, $317,132 in 1995 and $362,064 in1994)
         by the weighted average number of limited partner units outstanding during the year (78,821 in 1996, 1995 and 1994).

    (i)  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                    (Continued)

<PAGE 18>
                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

(1)  Summary of Significant Accounting Policies, Continued

    (j)  Reclassifications

         Certain prior year amounts were reclassified for financial statement comparison purposes.

(2)  Direct Financing Leases

     Net investment in direct financing leases at December 31 consists of the following:

                                                             1996      1995
      Total minimum lease payments receivable             $    ---    418,355
      Guaranteed residual value of leased equipment            ---    170,622
      Less:  Unearned lease income                             ---    (46,997)
                                                          --------   --------
                                                          $    ---    541,980
                                                          ========   ========

(3)  Recovery on Direct Financing Leases

     A lessee of the Partnership filed for Chapter 11 bankruptcy in 1994.
     The Partnership recorded a loss of $116,259 related to this lessee, for the year ended December 31, 1994. The Partnership subsequently received income from auction sales of recovered equipment and insurance proceeds on unrecovered equipment which resulted in a recovery of $78,863 recorded in the year ended December 31, 1995. In December 1996, the Partnership sold its claim in the bankruptcy to an unrelated third party for $10,000.

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


                                                                    (Continued)

                                                                          F-10
<PAGE 19>
                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

(4)  Transactions with the General Partner and Affiliates

     The following is a summary of Partnership transactions with the general partner and affiliates.

    (a)  Management Fees

         The general partner is entitled to receive management fees as compensation for services performed in connection with managing the equipment equal to the lesser of (a) 5% of gross rental payments from operating leases, 2% of gross rental payments from full payout leases which contain net lease provisions, or 7% of gross receipts, excluding sales, from Partnership equipment, whichever is applicable; or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a nonaffiliate for rendering comparable services. These fees totaled $34,893 in 1996, $100,004 in 1995 and $177,065 in 1994.

    (b)  Direct Services

         The general partner provides various services directly related to the operations of the Partnership. The Partnership reimburses the general partner for administrative and personnel costs incurred on its behalf. Such reimbursements totaled $74,801 in 1996, $78,103 in 1995 and $73,063 in 1994.

    (c)  Due to Affiliates

         Amounts due to affiliates totaled $2,479 and $2,767 at December 31, 1996 and 1995, respectively.

    (d)  Direct Financing Lease Purchases

         The Partnership purchased direct financing leases from an affiliate of the general partner in the amount of $48,532 in 1995. The purchase price was established by the net book value at which the leases were recorded on the affiliate's books.


                                                                    (Continued)

                                                                          F-11
<PAGE 20>
                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

(5)  Cash Distributions and Allocations of Profits and Losses

    (a)  Cash Distributions

         The limited partners and general partner receive 95% and 5%, respectively, of cash available for distribution, as defined in the Partnership agreement, until the limited partners receive an amount equal to their original capital contribution plus an 8% per annum, cumulative, non-compounded return on the original capital contributions. Thereafter, the limited partners and general partner receive 85% and 15%, respectively, of cash available for distribution. Distributions have not reached the above limit and are currently distributed 95% to the limited partners and 5% to the general partner.

         Cash distributions of $370,000 relating to the 1996 financial year of operations of the Partnership were madW to the limited partners.
         In accordance with the Partnership agreement, a liquidating distribution of $97,167 was declared and accrued to bring the limited partners capital account to zero. Under the Partnership agreement, the general partner's capital account was reduced to zero.

    (b)  Profit and Loss Allocations

         Profits are allocated first to the general partner until the general partner's capital accounts are brought to zero; second, 1% to the general partner and 99% to the limited partners until the total Partnership deficit is zero; third, to the general partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances.

         In 1996 the general partner's capital account received a qualified income offset allocation pursuant to Section 14.2 of the Partnership agreement. The qualified income offset allocation was made in order to maintain capital accounts in accordance with the Partnership agreement.


                                                                    (Continued)

                                                                          F-12

<PAGE 21>

                          LEASTEC INCOME FUND III
                    (A California Limited Partnership)

                       Notes to Financial Statements

(6)  Tax Information

     The following reconciles net (loss) income for financial purposee and federal income tax purposes for the years ended December 31:


                                                    1996      1995      1994
                                                    ----      ----      ----
   Net (loss) income per financial statements  $ (366,926)   396,074    469,972
   Gain on disposition of equipment                (1,008)      (280)  (122,303)
   Loss on write off of direct financing
     lease                                            ---        ---    116,259
   Depreciation and amortization                     (486)   (38,661)   (50,595)
   Loss on liquidation                           (456,150)       ---       ---
   Allowance for doubtful direct
     financing leases                                 ---    (50,000)      ---
   Allowance for doubtful accounts                    ---    (14,262)      ---
   Direct financing leases                            ---     49,704    92,687
   Deferred rent revenue                           (2,944)    (1,665)   (2,456)
   Syndication fees                            (2,474,697)       ---       ---
                                               ----------    -------   -------

   Partnership (loss) income for federal
     income tax purposes                      $(3,302,211)    340,910  503,564
                                              ===========    ========  =======

   Syndication fees are capitalized when incurred and allocated to the partners upon liquidation for federal income tax purposes.

   The following reconciles partners' capital for financial reporting purposes and federal income tax purposes as of December 31:

                                                            1996       1995
                                                            ----       ----

   Partners' capital per financial statements            $  ---       853,567
   Commissions and offering costs on sale of
     limited partnership units                              ---     2,474,697
   Depreciation and amortization                            ---      (490,155)
   Loss on liquidation                                      ---           ---
   Direct financing leases                                  ---       856,043
   Deferred rent revenue                                    ---         2,944
   Other                                                    ---        91,756
                                                         ------     ---------
   Partners' capital for federal income tax purposes     $  ---     3,788,852
                                                         ======     =========


                                                                         F-13

<PAGE 22>

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) At December 31, 1996, the General Partner of the Registrant was Leastec Corporation, a California corporation, a wholly owned subsidiary of The Earnest Group, formerly Partners Fund
              Management, Inc.
         (b) The directors and executive officers of the General Partner of the Registrant who are not themselves general partners of the Registrant are: Ernest V. Lavagetto, 49, President, Chief
              Financial Officer, Secretary and Director of Leastec Corporation since January 1990. Mr. Lavagetto's term of office as Director ends on April 31, 1997. Mr. Lavagetto joined Leastec Corporation in 1980. He is a Certified Public Accountant and a member in good standing of the American Institute of Certified Public
              Accountants.
              The officer noted above is not subject to an employment contract but serves at the pleasure of the Board of Directors of the respective corporation.
         (c)  All significant employees are identified in Item 10 (b) above.

<PAGE 23>
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

         (d) Leastec Corporation was formed in December 1976. Since its formation, Leastec has sponsored numerous tenancies-in-common, direct ownership transactions, and limited partnerships involving the leasing of computer and high technology medical equipment.
              Since 1980, Leastec has sponsored and served as a general partner of the following partnerships:

              Leastec Investors No. 1
              Leastec Investors No. 2
              Leastec Investors No. 3
              Leastec Investors No. 4
              Leastec Investors No. 5
              Leastec Investors No. 6
              Equipment Investors of Pacific No. 1
              Equipment Investors of Pacific No. 2
              Equipment Investors of Pacific No. 3
              Equipment Investors of Pacific No. 4
              Equipment Investors of Pacific No. 5
              Equipment Investors of Pacific No. 6
              Leastec Associates I
              Leastec Associates II
              Leastec Associates III
              Leastec Associates IV
              Leastec Associates V
              Leastec Associates VI
              Leastec Partners I
              Leastec Partners II
              Leastec Partners III
              Leastec Partners IV
              Leastec Partners V
              Leastec Partners VI
              Leastec Partners VII
              Leastec Partners VIII
              Leastec Partners IX
              Leastec Partners X
              Leastec Partners XI
              Leastec Partners XII
              Leastec Partners XIII
              Leastec Partners XV
              Leastec Partners XVI
              Leastec Systems I
              Western Trailer Associates
              Catscan Associates
              Leastec Income Fund 1984-1
              Leastec Income Fund 1985-1
              Leastec Income Fund III
              Leastec Income Fund IV
              Leastec Income Fund V

<PAGE 24>
Item 11.  EXECUTIVE COMPENSATION

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         (a)  No person owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of the Limited
              Partner Units. As noted below, the General Partner owns 100 percent of the General Partner Units.
         (b)  The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:
               (1)              (2)                 (3)            (4)
                              Name of        Amount and Nature
              Title of       Beneficial        of Beneficial     Percent
               Class           Owner             Ownership       of Class

              General
              Partner's
               Unit      Leastec Corporation     807 Units        100.0%

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Set forth is information relating to all compensation paid or accrued by the Registrant to the General Partner during the fiscal year ended December 31, 1996

                 (A)                     (B)                  (C)
          Name of Individual        Capacities in             Cash
          or Number in Group         Which Served         Compensation

          Leastec Corporation       General Partner         $34,893

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative, personnel and dissolution costs incurred and accrued by the General Partner on behalf of the Registrant. Such expenses totaled $271,959 in 1995.
          Profits are allocated first to the General Partner until the General
          Partner's capital account is brought to zero; second, 1% to the General Partner and 99% to the limited partners until the total
          Partnership deficit is zero; third, to the General Partner in an amount equal to cash distributions, and the remainder to the limited partners on the basis of their capital account balances. Net losses are allocated 99% to the limited partners and 1% to the General
          Partner. In 1995, the net income allocated to the General Partner amounted to $19,474.

<PAGE 25>
          Substantially all equipment leased by the Registrant is initially purchased by the Registrant from the manufacturer or independent third parties. The Registrant does not purchase any inventory of equipment but usually acquires equipment that is already subject to a lease. The Registrant purchases the equipment at cost. In addition, the Registrant's purchase price includes commissions paid to independent brokers for originating lease transactions and acquiring equipment.


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

               Exhibit                                            Page
               Number        Exhibit Name                       Number

               3       Leastec Income Fund III
                       Limited Partnership Agreement
                       (Incorporated by reference from
                       Exhibit A on Form S-1 filed with
                       the Commission on November 1, 1985
                       File Number 2-99435)
       (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ending December 31, 1996.


<PAGE 26>

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       LEASTEC INCOME FUND III
                             (Registrant)

                                    By: LEASTEC CORPORATION
                                    General Partner


Dated: March 30, 1997               By:
                                    ERNEST LAVAGETTO
                                    President

